Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND VIII LP
filed 1996-05-14
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1996       or
                              ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                  33-83852 (1933 Act)
                       ---------------------------------------------

                         Wells Real Estate Fund VIII, L.P.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                        58-2126618
- --------------------------------------              -----------------
(State of other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                       30092
- ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     ---------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VIII,L.P.
                        --------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1996
                 and December 31, 1995.....................................   3

                 Statements of Income for the Three
                 Months Ended March 31, 1996 and 1995......................   4

                 Statement of Partners' Capital
                 for the Year Ended December 31, 1995,
                 and the Three Months Ended March 31, 1996.................   5

                 Statements of Cash Flows for the Three Months
                 Ended March 31, 1996 and 1995.............................   6

                 Condensed Notes to Financial Statements...................   7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations................................................  13

PART II. OTHER INFORMATION.................................................  16

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                            Assets                              March 31, 1996        December 31, 1995
                            ------                              --------------        -----------------
Investment in joint ventures (Note 5)                              $ 6,079,412              $ 5,786,364
Cash and cash equivalents (Note 1)                                  20,387,791               19,441,918
Due from affiliates (Note 4)                                            83,025                   23,852
Deferred project costs (Note 2)                                        870,149                  816,147
Deferred offering costs (Note 3)                                             0                   96,972
Organization costs, less accumulated
  amortization of $6,250 in December
  1995 and $7,812 in March 1996                                         23,438                   25,000
Prepaid expenses and other assets                                       74,000                   64,000
                                                                   -----------              -----------
   Total assets                                                    $27,517,815              $26,254,253
                                                                   ===========              ===========

            Liabilities and Partners' Capital
            ---------------------------------

 Liabilities:
  Accounts payable and accrued expenses                             $    2,451              $     5,450
  Sales commissions payable                                                367                  180,404
  Partnership distribution payable                                     278,065                  295,926
  Due to affiliates                                                      1,275                  139,775
                                                                   -----------              -----------

   Total liabilities                                                   282,158                  621,555
                                                                   -----------              -----------

Commitments and Contingencies (Note 9)

Partners' capital:
  General  partners                                                          0                      297
  Limited partners:
   Class A                                                          22,290,683               20,902,202
   Class B                                                           4,944,874                4,730,099
   Original limited partner                                                100                      100
                                                                   -----------              -----------

    Total Partners' capital                                         27,235,657               25,632,698
                                                                   -----------              -----------
    Total liabilities and Partners'
       Capital                                                     $27,517,815              $26,254,253
                                                                   ===========              ===========
See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                             Three Months Ended
                                                             ------------------
                                                        March 31, 1996   March 31, 1995
                                                        ---------------  ---------------
Revenues:
   Equity in earnings of joint ventures (Note 2)            $ 63,591          $     0
   Interest Income                                           230,817            3,000
                                                             -------          -------
                                                            $294,408          $ 3,000
                                                            --------          -------

Expenses:
   Legal and accounting                                        4,519            1,000
   Computer costs                                              1,006            2,753
   Amortization of organization costs                          1,562                0
   Administrative Salaries                                     8,475            4,037
   Office Expense                                              2,591            1,266
   Postage                                                     4,609              161
   Taxes and licenses                                             15               15
       Other                                                   4,033                0
                                                            --------          -------
                                                              26,810            9,232
                                                            --------          -------
       Net income (loss)                                    $267,598          $(6,232)
                                                            ========          =======
Net loss allocated to General Partners                      $   (297)         $   (62)

Net earnings allocated to Class A Limited Partners          $317,233          $     0

Net loss allocated to Class B Limited Partners              $(49,338)         $(6,170)

Net income per Class A weighted average Limited
   Partner Unit                                             $   0.12          $     0

Net loss per weighted average Class B Limited
   Partner Unit                                             $  (0.09)         $ (0.15)

Cash distribution per Class A Limited Partner
   Unit                                                     $   0.11          $     0

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
         FOR THE YEAR ENDED DECEMBER 31, 1995 AND THREE MONTHS ENDED
                                MARCH 31, 1996

                                                             LIMITED PARTNERS'
                                                  ---------------------------------------
                                                  CLASS A                         CLASS B                              TOTAL
                                                  -------                         -------               GENERAL       PARTNERS'
                              ORIGINAL    UNITS                AMOUNT       UNITS           AMOUNT     PARTNERS        CAPITAL
                             ---------  ---------            -----------   -------        ----------   ---------   ---------------
BALANCE, DECEMBER 31, 1994        $100          0            $         0         0        $        0       $ 500       $       600

  Net income (loss)                  0          0                294,221         0           (20,104)       (203)          273,914
  Limited Partnership con-
    tributions                       0  2,456,287             24,562,868   558,167         5,581,674           0        30,144,542
  Partnership distributions          0          0               (295,926)        0                 0           0          (295,926)
  Sales commissions
    & discounts                      0          0             (2,456,287)        0          (558,168)          0        (3,014,455)
  Other offering expenses            0          0             (1,202,674)        0          (273,303)          0        (1,475,977)
                                  ----  ---------            -----------   -------        ----------       -----       -----------
BALANCE, DECEMBER 31, 1995        $100  2,456,287            $20,902,202   558,167        $4,730,099       $ 297       $25,632,698
                                  ====  =========            ===========   -------        ----------       -----       -----------

  Net income (loss)                  0          0                267,598         0                 0           0           267,598
  Limited Partnership
    contributions                    0    158,747              1,572,471    31,068           325,676           0         1,898,147
  Partnership distributions          0          0               (278,064)        0                 0           0          (278,064)
  Sales commissions
    & discounts                      0          0               (157,247)        0           (32,568)          0          (189,815)
  Other offering expenses            0          0                (16,277)        0           (78,333)       (297)          (94,907)
                                  ----  ---------            -----------   -------        ----------                   -----------

BALANCE, MARCH 31, 1996           $100  2,615,034            $22,290,683   589,235        $4,944,874       $   0       $27,235,657
                                  ====  =========            ===========   =======        ==========       =====       ===========

        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                            For the Three Months Ended
                                                          -------------------------------
                                                          March 31, 1996   March 31, 1995
                                                          --------------   --------------
Cash flow from operating activities:
 Net income (loss)                                         $   267,598       $   (6,232)
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
    Equity in income of joint venture                          (63,591)               0
    Distributions received from joint ventures                  14,322                0
    Distributions to partners from
      accumulated earnings                                    (295,925)               0
    Amortization of organization costs                           1,562                0
  Changes in assets and liabilities:
    Prepaids and other assets                                  (10,000)          (3,000)
    Organization costs
    Accounts payable                                            (3,000)           5,331
    Due to affiliates                                          (42,527)          15,500
                                                           -----------       ----------
      Total adjustments
      Net cash provided by (used in) operating activities      (131,561)          11,599
                                                           ------------       ----------

  Cash flow from investing activities:
    Investment in joint ventures                              (289,518)
    Deferred Project Costs Paid                                (66,435)        (127,440)
                                                           -----------       ----------
      Net cash used in investing activities                   (355,953)        (127,440)
                                                           -----------       ----------

  Cash flows from financing activities:
    Limited partners' contributions                          1,898,147        3,641,156
    Sales commissions paid                                    (369,852)        (289,700)
    Offering costs paid                                        (94,907)        (182,058)
                                                           -----------       ----------
      Net cash provided by financing activities              1,433,388        3,169,398
                                                           -----------       ----------
  Net increase in cash and cash equivalents                    945,874        3,053,557

  Cash and cash equivalents, beginning of year              19,441,918              600
                                                           -----------       ----------

  Cash and cash equivalents, end of period                 $20,387,792       $3,054,157
                                                           ===========       ==========

  Supplemental disclosure of noncash
    investing activities:
     Deferred project costs applied to
     joint venture property                                $    12,433       $        0


                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 March 31, 1996

(1) Summary of Significant Account Policies
    ---------------------------------------

(a) General
    -------
Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposed income producing commercial or industrial properties.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 5, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units, and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners respectively, for total Limited Partner capital contributions of $32,042,689. After payment of $1,121,494 in Acquisition and Advisory Fees, payment of $4,806,403 in selling commissions and organization and offering expenses, the investment by the Partnership of $3,852,732 in the Fund VII - Fund VIII Joint Venture and $2,000,000 in the Fund VI-VII-VIII Joint Venture, as of March 31, 1996, the Partnership was holding net offering proceeds of $20,262,060 available for investment in properties.

As of March 31, 1996, the Partnership owned interests in three properties through ownership in joint ventures, an office building in Gainesville, Florida, an office building under construction in Jacksonville, Florida, and a retail shopping center under construction in Clemmons, North Carolina.

(b) Employees
    ---------
The Partnership has no direct employees. The employees of Wells Capital, Inc., a sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

(c) Insurance
    ---------
Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

(d) Competition
    -----------
The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(e) Basis of Presentation
    ---------------------
The financial statements of Wells Real Estate Fund VIII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Forn 10-K for the year ended December 31, 1995.

(f) Partnership Distributions
- -----------------------------
Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be make to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units.

(g) Income Taxes
- ----------------
The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

(h) Statement of Cash Flows
- ---------------------------
For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

2)    Investment in Joint Venture
      ---------------------------

The Partnership owns interests in two office buildings and one retail shopping center through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. The office building in Gainesville, Florida was completed and occupied, at a rate of 93.7%, in mid-December, 1995. An office building in Jacksonville, Florida and a retail shopping center in Clemmons, North Carolina are still under construction. As of March 31, 1996, the Partnership still had approximately $20,200,000 to invest in properties.

The following describes the properties in which the Partnership owns an interest as of March 31, 1996:

FUND VII - FUND VIII JOINT VENTURE
- ----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement know as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 79% equity interest in the Fund VII - Fund VIII Joint Venture, which owns and operates an office building as described below. As of March 31, 1996, the Partnership had contributed $3,852,732 and Wells Fund VII had contributed $1,021,923 for a total cost of $4,874,655 to the Fund VII -Fund VIII Joint Venture for the acquisition and development of the property.

Gainesville Property
- --------------------

Wells Fund VII made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of a 62,975 square foot office building, containing 61,468 rentable square feet. Integra Construction, Inc. acted as the general contractor, and Smallwood, Reynolds, Stewart, Stewart and Associates, Inc. as the architect. Construction was completed in December, 1995. It is anticipated that the initial cost of the building will be approximately $4,900,000 after the remaining unoccupied tenant space is completed. The occupancy rate as of March 31, 1996 was 93.5%

A 9 year, 11 month lease to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term from 1996 through 1997 is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

As of March 31, 1996, the Partnership had contributed $3,852,732 and Wells Fund VII had contributed $1,021,923 to the Fund VII - Fund VIII Joint Venture toward the completion of this project. As of March 31, 1996, the Partnership's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 79% and Wells Fund VII's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 21%. Although the ultimate percentages of ownership in this property have not yet been finalized, it is currently anticipated that the remaining costs of approximately $25,500 to complete the project will be contributed by the Partnership, in which event, upon completion, the Partnership will own an approximately 79.2% equity interest in the Fund VII - Fund VII Joint Venture. The Partnership has reserved sufficient funds for this purpose.

FUND VI - VII - VIII JOINT VENTURE
- ----------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of March 31, 1996, the Partnership had contributed approximately $2,000,000 for an approximately 13% equity interest in the Fund VI-VII-VIII Joint Venture, which is developing an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of March 31, 1996, Wells Fund VI had contributed $6,567,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 44% , and Wells Fund VII contributed approximately $6,432,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 43%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute the remaining cost of approximately $2,700,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VII would be approximately 27%, 37%, and 36%, respectively. The Partnership has reserved sufficient funds for this purpose.

Bell South Property
- -------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre of parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. The land purchase and future construction costs were funded by capital contributions of $3,500,000 by Wells Fund VI, $3,500,000 by Wells Fund VII and $2,000,000 by the Partnership.

An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of a 92,964 square foot office buildings. McDevitt Street Bovis, Inc. is acting as the general contractor, and Mayes, Sudderth & Etheridge, Inc. as the architects. Constructions is anticipated to be completed May, 1996, for a total cost of approximately $9,000,000, with an expected move-in by Bell South on June 1, 1996.

BellSouth has executed a lease for 66,333 square feet with a term of nine years and eleven months and an option to extend for an additional five-year period. The annual base rent during the initial term is $1,016,789 payable in equal monthly installments of $84,732 during the first five years and $1,116,853 payable in equal monthly installments of $93,071 for the balance of the initial lease term. The annual rent for the extended term will be at the market rate.

Tanglewood Commons Shopping Center
- ----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. As of March 31, 1996, Wells Fund VI had contributed $3,067,688 and Wells Fund VII contributed $2,932,312 to the development of this project. The Partnership has not yet contributed.

The Fund VI-VII-VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property well remain in a vegetative or natural state.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shaak Design Group, Inc. has been signed as the general contractor, and John S. Clark and Company as the architect. Ground breaking began in March, 1996.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years. The annul base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

(3) Deferred Project Costs
    ----------------------

The Partnership pays Acquisitions and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of March 31, 1996, amounted to $1,121,494 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4) Deferred Offering Costs
    -----------------------

Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
L.P., pays all the offering expenses for the Partnership.   The Company may be
reimbursed by the Partnership to extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of March 31, 1996, the Partnership had reimbursed the Company for $1,602,134 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

(5) Due To Affiliates
    -----------------

Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
RESULTS OF OPERATION.
- ---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates. Construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
- ---------------------------------------------------------

(a) General
    -------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 5, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners respectively, for total Limited Partner contributions of $32,042,689. After payment of $1,121,494 in Acquisition and Advisory Fees, payment of $4,806,403 in selling commissions and organization and offering expenses, the investment by the Partnership of $3,563,214 in the Fund VII - Fund VIII Joint Venture and $2,000,000 in the Fund VI-VII-VIII Joint Venture, as of March 31, 1996, the Partnership was holding net offering proceeds of $20,262,060 available for investment in properties.

It is anticipated that an additional investment in the Fund VII - Fund VIII Joint Venture of approximately $25,500 will be required to complete the Gainesville Property and that an additional investment in the Fund VI-VII-VIII Joint Venture of approximately $2,700,000 will be required to complete both the BellSouth Property and the Tanglewood Commons Shopping Center Property. It is anticipated that the Partnership will contribute approximately $2,700,000 to the Fund VI-VII-VIII Joint Venture for completion of these projects. Accordingly, the Partnership has reserved $2,725,500 out of its net offering proceeds of $20,262,060 available for investment in properties for these purposes.

Gross revenues of the Partnership of $294,408 for the three months ended March 31, 1996, and $3,000 for the three months ended March 31, 1995, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures. The equity in income of joint ventures of $63,591 for the three months ended March 31, 1996, is primarily the result of CH2M Hill occupying the Gainesville Property for the entire first quarter. Expenses of the Partnership increased to $26,810 as compared to $9,232 respectively for the three months ended March 31, 1996 and 1995, as the result of increased activity primarily in accounting, office, and partnership administrative costs as the Partnership enters its second year of operations. Net income of the Partnership was $267,598 for the three months ended March 31, 1996, as compared to a net loss of $6,232 for the first three months of operations ended March 31, 1995.

For the three months ended March 31, 1996, net income allocated per weighted average unit to Class A Limited Partners was $0.12, net loss allocated per weighted average unit to Class B Limited partners was $0.09 and net loss allocated to General Partners was $0.00 for 1996 as compared to $0.00, $0.15, and $62.0, respectively , for 1995.

The Partnership's net cash used by operating activities of $131,561 is due primarily to interest earned on funds held by the Partnership prior to investment in properties offset by distributions paid to Limited Partners. Net cash used in investing activities of $355,953 is primarily the result of an additional investment of $289,518 in the Fund VII - Fund VIII Joint Venture.
Net cash provided by financing activities is primarily the result of raising $1,898,147 in Limited Partners contributions before deducting commissions and offering expenses, and therefore, increasing cash and cash equivalents to $20,387,792 as of March 31, 1996. The net increase in cash and cash equivalents from $600 of General Partners' contributions at the beginning of the year to $3,054,157 as of March 31, 1995 was the result of raising $3,641,156 in Limited Partners' contributions before deducting commissions and offering expenses.

The Partnership's distributions from Net Cash From Operations accrued to Class A Unit holders for the first quarter of 1996 was $0.11 per weight average unit which will be paid in May, 1996.

PROPERTY OPERATIONS
- -------------------

As of March 31, 1996, the Partnership owned interests in the following operational property:

Gainesville Property/Fund VII - Fund VIII Joint Venture
- -------------------------------------------------------

                                        For the Three Months
                                        Ended March 31, 1996
                                        ---------------------
Revenues:
Rental Income                                   $136,542

Expenses:
  Depreciation                                    54,337
  Management & leasing expenses                   13,398
  Other operating expenses                          (651)
                                                --------
                                                $ 67,084
                                                --------

Net income                                      $ 69,458
                                                ========

Occupied %                                          93.5%

Partnership's Ownership %                           79.0%

Cash Distribution to Partnership
                                                $ 63,756

Net Income Allocated to the
  Partnership                                   $ 54,853


In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. The average effective annual rental rate at the CH2M Hill property was $9.22 per square foot. CH2M Hill occupied their portion of the building in mid-December, 1995, and therefore, no comparative financial information is available.

PART II - OTHER INFORMATION
- ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VIII, L.P.

     Dated: May 13, 1996           By:     /s/ Leo F. Wells, III
                                       ---------------------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.