Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND VIII LP
filed 1996-08-13
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended       June 30, 1996  or
                                  -----------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number       0-27888
                        ----------------
                       Wells Real Estate Fund VIII, L.P.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                            58-2126618
- ------------------------------------                    -----------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                         30092
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

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

Yes    X      No
    --------     -------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund VIII,L.P.
                        --------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - June 30, 1996
                   and December 31, 1995..................................   3

                 Statements of Income for the Three
                   Months and Six Months Ended June 30, 1996
                   and 1995...............................................   4

                 Statement of Partners' Capital
                   for the Year Ended December 31, 1995,
                   and the Six Months Ended June 30, 1996.................   5

                 Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and 1995...........................   6

                 Condensed Notes to Financial Statements..................   7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..............................................  14

PART II. OTHER INFORMATION...............................................  19

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                            Assets                              June 30, 1996     December 31, 1995
                            ------                              -------------  -----------------------

Investment in joint ventures (Note 2)                            $  6,691,847             $  5,786,364
Cash and cash equivalents (Note 1)                                 19,743,111               19,441,918
Due from affiliates (Note 5)                                           86,149                   23,852
Deferred project costs (Note 3)                                       842,774                  816,147
Deferred offering costs (Note 4)                                            0                   96,972
Organization costs, less accumulated
  amortization of $6,250 in December
  1995 and $9,375 in June 1996                                         21,875                   25,000
Prepaid expenses and other assets                                      74,000                   64,000
                                                                  -----------              -----------

   Total assets                                                  $ 27,459,756             $ 26,254,253
                                                                  ===========              ===========


                  Liabilities and Partners' Capital
                  ---------------------------------

 Liabilities:
  Accounts payable and accrued expenses                          $      2,451             $      5,450
  Sales commissions payable                                               367                  180,404
  Partnership distribution payable                                    275,227                  295,926
  Due to affiliates                                                         0                  139,775
                                                                  -----------              -----------

   Total liabilities                                                  278,045                  621,555
                                                                  -----------              -----------

Partners' capital:
  General  partners                                                         0                      297
  Limited partners:
   Class A                                                         22,413,112               20,902,202
   Class B                                                          4,768,499                4,730,099
   Original limited partner                                               100                      100
                                                                  -----------              -----------

    Total partners' capital                                        27,181,711               25,632,698
                                                                  -----------              -----------

    Total liabilities and partners' capital                       $27,459,756              $26,254,253
                                                                  ===========              ===========

See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                              Three Months Ended             Six Months Ended
                                                     --------------------------------- -----------------------------
                                                        June 30, 1996    June 30, 1995  June 30, 1996   June 30, 1995
                                                     -----------------  -------------  --------------  -------------
Revenues:
  Equity in earnings of joint ventures
          (Note 2)                                         $ 33,765         $     0      $  97,356         $     0
 Interest income                                            223,711          72,371        454,528          75,371
                                                           --------         -------      ---------         -------
                                                            257,476          72,371        551,884          75,371
Expenses:
 Legal and accounting                                        19,747           2,109         24,266           3,109
 Computer costs                                               1,004             598          2,010           3,351
 Amortization of organization costs                           1,563               0          3,125               0
 Printing                                                     2,052          34,179          5,422          34,179
 Administrative salaries                                      5,910          11,259         14,385          15,296
 Office expense                                               1,421           4,009          4,012           5,275
 Postage                                                      4,363           1,611          8,972           1,772
 Taxes and licenses                                               0               0             15              15
 Other                                                          138               0            801               0
                                                           --------         -------      ---------         -------
                                                             36,198          53,765         63,008          62,997
                                                           --------         -------      ---------         -------
 Net income                                                $221,278         $18,606      $ 488,876         $12,374
                                                           ========         =======      =========         =======
Net income (loss) allocated to General
   Partners                                                $      0         $    62      $    (297)        $     0

Net income allocated to Class A Limited
 Partners                                                  $273,502         $12,374      $ 590,735        $12,374


Net income (loss) allocated to Class B
 Limited Partners                                          $(52,224)        $ 6,170      $(101,562)       $     0


Net income per Class A Limited Partner Unit                $   0.11         $  0.03      $    0.23        $  0.03



Net income (loss) per Class B Limited
 Partner Unit                                              $  (0.09)        $  0.15      $   (0.18)       $  0.00


Cash distribution per Class A Limited   Partner Unit       $   0.10         $     0      $    0.21        $     0

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1995 AND  SIX MONTHS ENDED
                                 JUNE 30, 1996

                                                      LIMITED PARTNERS
                              -------------------------------------------------------------------

                                                    CLASS A                        CLASS B                                 TOTAL
                                              --------------------         -----------------------       GENERAL          PARTNERS'

                              ORIGINAL        UNITS         AMOUNT          UNITS           AMOUNT      PARTNERS          CAPITAL
                              --------        -----         ------          -----           ------      --------          -------

BALANCE, DECEMBER 31, 1994       $100              0     $         0             0        $        0       $ 500        $       600

    Net income (loss)               0              0         294,221             0           (20,104)       (203)           273,914
     Limited
      Partnership
      contributions                 0      2,456,287      24,562,868       558,167         5,581,674           0         30,144,542
     Partnership
      distributions                 0              0        (295,926)            0                 0           0           (295,926)
     Sales commissions &
      discounts                     0              0      (2,456,287)            0          (558,168)          0         (3,014,455)
     Other offering
      expenses                      0              0      (1,202,674)            0          (273,303)          0         (1,475,977)
                                 ----      ---------     -----------       -------        ----------       -----        -----------
BALANCE, DECEMBER 31, 1995       $100      2,456,287     $20,902,202       558,167        $4,730,099       $ 297        $25,632,698

     Net income (loss)              0              0         590,735             0          (101,562)       (297)           488,876
     Limited
      Partnership
      contributions                 0        155,247       1,552,471        34,568           345,676           0          1,898,147
     Partnership
      distributions                 0              0        (553,288)            0                 0           0           (553,288)
     Sales
       commissions
       & discounts                  0              0        (155,247)            0           (34,567)          0           (189,815)
     Other offering
      expenses                      0              0         (77,624)            0           (17,284)          0            (94,907)
     Conversion elections           0         18,098         153,863       (18,098)         (153,863)          0                  0
                                 ----      ---------     -----------       -------        ----------       -----        -----------
BALANCE, JUNE 30, 1996           $100      2,629,632     $22,413,112       574,637        $4,768,499       $   0        $27,181,711
                                 ====      =========     ===========       =======        ==========       =====        ===========

        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                         For the Six Months Ended
                                                     ---------------------------------
                                                      June 30, 1996     June 30, 1995
                                                     ----------------  ---------------
Cash flow from operating activities:

Net income (loss)                                        $   488,876      $    12,374
 Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Equity in income of joint venture                      (97,356)               0
      Distributions received from joint
        ventures                                              96,347                0
      Distributions to partners from
        accumulated earnings                                (573,987)               0
      Amortization of organization costs                       3,125                0
Changes in assets and liabilities:
      Prepaids and other assets                              (10,000)         (25,000)
      Accounts payable                                        (3,000)           2,578
      Due to affiliates                                      (42,803)         101,640
                                                         -----------      -----------
         Net cash provided by (used in)
                operating activities                        (138,798)          91,592
                                                         -----------      -----------

Cash flow from investing activities:
      Investment in joint ventures                          (926,962)      (2,872,288)
      Deferred Project Costs Paid                            (66,435)        (375,243)
                                                         -----------      -----------
         Net cash used in investing activities              (993,397)      (3,247,531)
                                                         -----------      -----------

Cash flows from financing activities:
      Limited partners' contributions                      1,898,147       10,721,219
      Sales commissions paid                                (369,852)        (958,098)
      Offering costs paid                                    (94,907)        (536,061)
                                                         -----------      -----------
         Net cash provided by financing
                activities                                 1,433,388        9,227,060
                                                         -----------      -----------
Net increase in cash and cash equivalents                    301,193        6,071,121

Cash and cash equivalents, beginning of year              19,441,918              600
                                                         -----------      -----------

Cash and cash equivalents, end of period                 $19,743,111      $ 6,071,721
                                                         ===========      ===========

Supplemental disclosure of noncash
    investing activities:
     Deferred project costs applied to
       joint venture property                            $    39,808      $         0
                                                         ===========      ===========

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 June 30, 1996

(1) Summary of Significant Accounting Policies
    -----------------------------------------

(a) General
- -----------
Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposed income producing commercial properties.

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

As of June 30, 1996, the Partnership owned interests in five properties through ownership in joint ventures, an office building in Gainesville, Florida, an office building in Jacksonville, Florida, a retail shopping center under construction in Clemmons, North Carolina, a combined retail/office building in Stockbridge, Georgia, and land for an office building in Madison, Wisconsin.

(b) Employees
- -------------
The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

(c) Insurance
- -------------
Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

(d) Competition
- ---------------
The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(e) Basis of Presentation
- -------------------------
The financial statements of Wells Real Estate Fund VIII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1995.

(f) Partnership Distributions
- -----------------------------
Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units.

(g) Income Taxes
- ----------------
The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

(h) Statement of Cash Flows
- ---------------------------
For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

2) Investment in Joint Venture
   ---------------------------

The Partnership owns interests in three office buildings and two retail centers through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

The office building in Gainesville, Florida was completed and occupied, at a rate of 93.7%, in mid-December, 1995. The office building in Jacksonville, Florida, was completed and occupied at the rate of 92% in May, 1996. The first tenant in the retail/office center in Stockbridge, Georgia opened for business on June 22, 1996. A retail shopping center in Clemmons, North Carolina and the office building in Madison, Wisconsin are still under construction. As of June 30, 1996, the Partnership still had approximately $19,600,000 available for investment.

The following describes the properties in which the Partnership owns an interest as of June 30, 1996:

FUND VII - FUND VIII JOINT VENTURE
- ----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement know as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 62% equity interest in the Fund VII - Fund VIII Joint Venture, which owns and operates the two properties described below. The total cost to complete both properties is anticipated to be approximately $6,500,000. As of June 30, 1996, the Partnership had contributed $4,002,732 and Wells Fund VII had contributed $2,448,924 for total contributions of $6,451,656 to the Fund VII -Fund VIII Joint Venture for the acquisition and development of the two properties.

As of June 30, 1996, the Partnership's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 62%, and Wells Fund VII's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 38%. It is currently anticipated that the remaining costs of approximately $48,344 to complete the final tenant build out of both projects will be contributed by the Partnership, in which event, upon completion, the Partnership will own approximately 62.3% equity interest in the Fund VII - Fund VII Joint Venture. The Partnership has reserved sufficient funds for this purpose.

Gainesville Property
- --------------------

Wells Fund VII made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of a 62,975 square foot office building, containing 61,468 rentable square feet. Integra Construction, Inc. acted as the general contractor, and Smallwood, Reynolds, Stewart, Stewart and Associates, Inc. as the architect. Construction was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $4,900,000 after the remaining unoccupied tenant space is completed. As of June 30, 1996, the Partnership had contributed $3,852,732 and Wells Fund VII had contributed $1,036,923 to the Fund VII - Fund VIII Joint Venture toward the completion of this project. The occupancy rate, as of June 30, 1996, was 93.6%

A 9 year, 11 month lease to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

The Hannover Property
- ---------------------
On April 1, 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia, valued at $512,000 and a 12,000 square foot, single story combination retail/office building to the Fund VII - Fund VIII Joint Venture. As of June 30, 1996, Wells Fund VII had funded approximately $900,000 for the development of the Hannover property, in addition to the cost of the land, and the Partnership had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property is estimated to be approximately $1,600,000, and the Partnership has reserved the remaining approximately $38,000 to complete the development.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent: (1) for the initial term of 36 months is $93,310.00 payable in equal monthly installments of $7,775.83; (2) for the second term of 36 months is $102,340.00 payable in equal monthly installments of $8,528.33; (3) for the third term of 36 months is $111,370.00, payable in monthly installments of $9,280.83 and (4) for the final term of eleven months is $110,367.00 payable in monthly installments of $10,033.33. Moovies, Inc. has the option to extend its lease for two five year terms at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006.

FUND VI - VII - VIII JOINT VENTURE
- ----------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership had contributed approximately $2,000,000 for an approximate 13% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center, under development, in Clemmons, North Carolina. As of June 30, 1996, Wells Fund VI had contributed $6,567,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 44% , and Wells Fund VII had contributed approximately $6,432,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 43%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute the remaining cost of approximately $2,700,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VII would be approximately 27%, 37%, and 36%, respectively. The Partnership has reserved sufficient funds for this purpose.

Bell South Property
- -------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre of parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. The land purchase and future construction costs, totaling approximately $9 million dollars, were funded by capital contributions of $3,500,000 by Wells Fund VI, $3,500,000 by Wells Fund VII and $2,000,000 by the Partnership.

In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at market rate. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equals to their shares of operating expenses during their respective lease terms.

Tanglewood Commons Shopping Center
- ----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. As of June 30, 1996, Wells Fund VI had contributed $3,067,688 and Wells Fund VII contributed $2,932,312 to the development of this project. The Partnership has not yet contributed.

The Fund VI-VII-VIII Joint Venture will develop and construct one large strip shopping center building containing approximately 81,000 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property consists of 4 outparcels which will be held for future development.

Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. An agreement was signed with Norcom Development, Inc. to supervise, manage and coordinate the planning, design and construction of the property. Shook Design Group, Inc. has been signed as the architect, and John S. Clark and Company as the general contractor. Construction of the project began in March, 1996, and is scheduled to be substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

FUND VIII - FUND IX JOINT VENTURE
- ---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership had contributed $487,444 for an approximately 49% equity interest, and Fund IX had contributed $512,444 for an approximately 51% equity interest in the Fund VIII - Fund IX Joint Venture which is developing an office building in Madison, Wisconsin. The total cost to complete the property is anticipated to be approximately $10,500,000. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership and Wells Fund IX will contribute equally the remaining cost of approximately $9,500,000 for an approximately 50% equity interest each.

Cellular One Property
- ---------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. The Fund VIII - Fund IX Joint Venture will develop and construct a four-story office building containing approximately 96,750 rentable square feet on the site. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property. Kraemer Brothers, Inc. has been signed as the general contractor and Strang, Inc. as the architect.

Cellular One, a subsidiary of BellSouth Corporation has executed a lease for 75,000 rentable square feet comprising approximately 78% of the building. The initial term of the lease will be 9 years and 11 months beginning in June, 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

The total cost to complete the property, which is anticipated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund IX. The Partnership has reserved sufficient funds for this purpose. For further information regarding the Cellular One Property, refer to the Partnership's current report on Form 8-K dated June 19, 1996.

(3) Deferred Project Costs
- --------------------------

The Partnership pays Acquisitions and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of June 30, 1996, amounted to $1,121,494 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4) Deferred Offering Costs
- ---------------------------

Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
L.P., pays all the offering expenses for the Partnership.   The Company may be
reimbursed by the Partnership to extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of June 30, 1996, the Partnership had reimbursed the Company for $1,602,134 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

(5) Due To Affiliates
- ---------------------

Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATION.
- ---------------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
- ---------------------------------------------------------

(a) General
- -----------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 5, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners respectively, for total Limited Partner contributions of $32,042,689. After payment of $1,121,494 in Acquisition and Advisory Fees, payment of $4,806,403 in selling commissions and organization and offering expenses, the investment by the Partnership of $4,002,732 in the Fund VII - Fund VIII Joint Venture, $2,000,000 in the Fund VI-VII-VIII Joint Venture and $512,444 in the Fund VIII - Fund IX Joint Venture, as of June 30, 1996, the Partnership was holding net offering proceeds of $19,599,616 available for investment in properties.

It is anticipated that the Partnership will contribute an additional investment in the Fund VII - Fund VIII Joint Venture of approximately $48,344 which will be required to complete the tenant build-out of the Hannover and Gainesville Properties. An additional investment in the Fund VI-VII-VIII Joint Venture of approximately $2,700,000 will be required to complete both the BellSouth Property and the Tanglewood Commons Shopping Center Property, and it is anticipated that the Partnership will contribute approximately $2,700,000 to the Fund VI - VII - VIII Joint Venture for completion of these projects. An additional investment of approximately $9,500,000 will be required in the Fund

VIII - Fund IX Joint Venture to complete the Cellular One Property, and it is anticipated the Partnership will contribute approximately $4,750,000 to the Fund VIII - Fund IX Joint Venture. Accordingly, the Partnership has reserved $7,498,344 out of its net offering proceeds of $19,599,616 available for investment in properties for these purposes.

Gross revenues of the Partnership of $257,476 for the three months and $551,884 for the six months ended June 30, 1996, and $72,371 for the three months ended June 30, 1995, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures. The equity in income of joint ventures of $33,765 for the three months and $97,356 for the six months ended June 30, 1996, is primarily the result of CH2M Hill occupying the Gainesville Property for the entire six months. Total expenses of the Partnership remained relatively stable for the six months ended June 30, 1996 and 1995. Total expenses decreased from $53,765 for the three months ended June 30, 1995 to $36,198 for the three months ended June 30, 1996. The printing expenses decreased as the Partnership entered its second year of operations. This decrease was offset by increased audit fees due and additional SEC reporting requirements. Net income of the Partnership was $488,876 for the six months ended June 30, 1996, as compared to $12,374 for the same period in 1995 and $221,278 for the three months ended June 30, 1996, as compared to $18,606 for the same period in 1995, due to increased revenues.

For the six months ended June 30, 1996, net income allocated to Class A Limited Partners was $0.23 per unit, net loss allocated to Class B Limited Partners was $0.18 per unit and net loss allocated to General Partners was $297 for 1996.

The Partnership's net cash used by operating activities of $138,798 is due primarily to interest earned on funds held by the Partnership prior to investment in properties offset by distributions paid to Limited Partners. Net cash used in investing activities of $993,397 is primarily the result of an additional investment of $926,962 in the joint ventures. Net cash provided by financing activities is primarily the result of raising $1,898,147 in Limited Partners contributions before deducting commissions and offering expenses, and therefore, increasing cash and cash equivalents to $19,743,111 as of June 30, 1996. The net increase in cash and cash equivalents from $600 of General Partners' contributions at the beginning of the year to $6,071,721 as of June 30, 1995 was the result of raising $10,721,219 in Limited Partners' contributions before deducting commissions and offering expenses.

The Partnership's distributions from Investment Income accrued to Limited Partners holding Class A Status Units for the second quarter of 1996 was $0.10 per unit which will be paid in August, 1996.

PROPERTY OPERATIONS
- -------------------

As of June 30, 1996, the Partnership owned interests in the following operational properties:

Gainesville Property/Fund VII - Fund VIII Joint Venture
- -------------------------------------------------------

                                                        For the Three Months    For the Six Months
                                                         Ended June 30, 1996   Ended June 30, 1996
                                                        ---------------------  --------------------
Revenues:
 Rental Income                                                      $132,578              $269,120

Expenses:
 Depreciation                                                         54,588               108,925
 Management & leasing expenses                                        15,698                29,096
 Other operating expenses                                             (2,055)               (2,706)
                                                                    --------              --------
                                                                      68,231               135,315
                                                                    --------              --------

Net income                                                          $ 64,347              $133,805
                                                                    ========              ========

Occupied %                                                              93.6%                 93.6%

Partnership's Ownership % in the Fund VII
    - VIII Joint Venture                                                62.0%                 62.0%

Cash Distribution to Partnership                                    $ 74,486              $138,242

Net Income Allocated to the Partnership                             $ 39,925              $ 94,778


In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. The average effective annual rental rate at the CH2M Hill property was $9.22 per square foot. CH2M Hill occupied their portion of the building in mid-December, 1995, and therefore, no comparative financial information is available. The Partnership's ownership percentage decreased from 79%, as of March 31, 1996, to 62% as of June 30, 1996, due to the contribution of the Hannover Property by Wells Fund VII to the Fund VII - Fund VIII Joint Venture in April 1996.

The Hannover Retail Center / Fund VII - Fund VIII Joint Venture
- ---------------------------------------------------------------

                                                 For the Three Months
                                                  Ended June 30, 1996
                                                 ---------------------
Revenues:
 Rental Income                                          $  2,325

Expenses:
 Depreciation                                             11,355
 Other operating expenses                                  8,325
                                                        --------
                                                          19,680
                                                        --------

Net loss                                                $(17,355)
                                                        ========

Occupied %                                                 50.17%

Partnership's Ownership % in the
  Fund VII - VIII Joint Venture
                                                            62.0%

Cash Distribution to the Fund VII -
  VIII Joint Venture                                    $      0

Net Loss Allocated to the Partnership                   $(10,768)


On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video store and rental store, has signed a nine year, eleven month lease to occupy 6,020 square feet. The tenant occupied the space and opened for business on June 22, 1996, and therefore, no comparative financial data is available.

Bell South Property / Fund VI - Fund VII - Fund VIII Joint Venture
- ------------------------------------------------------------------

                                                   For the Two Months
                                                  Ended June 30, 1996
                                                  --------------------
        Revenues:
          Rental income                                   $146,740
          Interest income                                   56,634
                                                          --------
                                                           203,374
                                                          --------

        Expenses:
         Depreciation                                       76,976
         Management & leasing expenses                      17,928
         Other operating expenses                           65,960
                                                          --------
                                                           160,864
                                                          --------

        Net income                                        $ 42,510
                                                          ========

        Occupied %                                            96.0%

        Partnership's Ownership % in the
          Fund VI Fund VII - VIII Joint
          Venture

                                                              13.3%

        Cash Distribution to Partnership                  $ 16,437

        Net Income Allocated to Partnership               $  5,658


On April 25, 1995, the Fund VI - Fund VII - Fund VIII Joint Venture purchased
5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 64,558 square feet and American Express occupying approximately 22,607 square feet.

The initial term of the BellSouth lease is for nine years and eleven months. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

During 1996, interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

PART II - OTHER INFORMATION
- ---------------------------

     ITEM 6 (b). During the second quarter of 1996, the Partnership filed a current report on Form 8-K dated June 19, 1996, to describe the acquisition of the Cellular One Property in Madison, Wisconsin.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND VIII, L.P.
                                     (Registrant)
     Dated: August 13, 1996          By: /s/ Leo F. Wells, III
                                        ---------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc., the
                                     General Partner of Wells Partners, L.P.