Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND VIII LP
filed 1996-11-12
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from__________________to__________________

Commission file number       0-27888
                       ---------------------

                       Wells Real Estate Fund VIII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                       58-2126618
--------------------------------               --------------------------------
(State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification no.)

  3885 Holcomb Bridge Road, Norcross, Georgia                    30092
 --------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------


--------------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Balance Sheets - September 30, 1996
                      and December 31, 1995.............................    3

                   Statements of Income for the Three
                      Months and Nine Months Ended September 30,
                      1996 and 1995.....................................    4

                   Statement of Partners' Capital
                      for the Year Ended December 31, 1995, and
                      the Nine Months Ended September 30, 1996..........    5

                   Statements of Cash Flows for the Nine Months
                      Ended September 30, 1996 and 1995.................    6

                   Condensed Notes to Financial Statements..............    7

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations...........................................   13

PART II. OTHER INFORMATION..............................................   19

                            WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

              Assets                         September 30, 1996        December 31, 1995
              ------                         ------------------        -----------------
Investment in joint ventures (Note 2)             $   9,256,202            $   5,786,364
Cash and cash equivalents (Note 1)                   17,238,394               19,441,918
Due from affiliates (Note 5)                             97,489                   23,852
Deferred project costs (Note 3)                         735,403                  816,147
Deferred offering costs (Note 4)                              0                   96,972
Organization costs, less accumulated
 amortization of $10,937 in 1996
 and $6,250 in 1995                                      20,313                   25,000
Prepaid expenses and other assets                        66,000                   64,000
                                                  -------------            -------------

     Total assets                                 $  27,413,801            $  26,254,253
                                                  =============            =============

   Liabilities and Partners' Capital
   ---------------------------------

 Liabilities:
   Accounts payable and accrued expenses          $       2,450            $       5,450
   Sales commissions payable                                367                  180,404
   Partnership distribution payable                     281,563                  295,926
   Due to affiliates                                          0                  139,775
                                                  -------------            -------------

    Total liabilities                                   284,380                  621,555
                                                  -------------            -------------

Partners' capital:
 General  partners                                            0                      297
 Limited partners:
   Class A                                           22,339,578               20,902,202
   Class B                                            4,789,743                4,730,099
   Original limited partner                                 100                      100
                                                  -------------            -------------

    Total partners' capital                          27,129,421               25,632,698
                                                  -------------            -------------

    Total liabilities and partners'
      capital                                     $  27,413,801            $  26,254,253
                                                  =============            =============


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                            Three Months Ended             Nine Months Ended
                                                       ----------------------------  -----------------------------
                                                       Sept 30, 1996   Sept 30, 1995  Sept 30, 1996   Sept 30, 1995
                                                       -------------   -------------  --------------  -------------
Revenues:
 Equity in earnings of joint ventures (Note 2)             $ 54,475        $ 19,170      $ 151,831        $ 19,170
 Interest income                                            207,323         102,348        661,851         177,719
                                                           --------        --------      ---------        --------
                                                            261,798         121,518        813,682         196,889
Expenses:
 Legal and accounting                                         2,342           1,610         26,608           4,719
 Computer costs                                               1,403           1,688          3,413           5,039
 Amortization of organization costs                           1,562               0          4,687               0
 Printing                                                     5,982           2,741         11,404          36,920
 Administrative salaries                                      6,050          10,226         20,435          25,522
 Office expense                                               1,786           6,104          5,798          11,379
 Postage                                                      3,735           1,763         12,707           3,535
 Acquisition expenses                                         7,713               0          7,713               0
 Other                                                        1,955               0          2,771              15
                                                           --------        --------      ---------        --------
                                                             32,528          24,132         95,536          87,129
                                                           --------        --------      ---------        --------
 Net income                                                $229,270        $ 97,386      $ 718,146        $109,760
                                                           ========        ========      =========        ========

Net loss allocated to General   Partners                   $      0        $      0      $    (297)       $      0

Net income allocated to Class A Limited
 Partners                                                  $293,936        $ 97,386      $ 884,671        $109,760

Net loss allocated to Class B Limited Partners             $(64,666)       $      0      $(166,228)       $      0

Net income per Class A Limited Partner Unit                $   0.11        $   0.13      $    0.34        $   0.16

Net loss per Class B Limited Partner Unit                  $  (0.10)       $      0      $   (0.28)       $   0.00

Cash distribution per Class A Limited Partner
 Unit                                                      $   0.11        $      0      $    0.32        $      0

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1995 AND  NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

                                                           Limted Partners
                                                           ---------------
                                                   CLASS A                      CLASS B                                     TOTAL
                                            -----------------------       --------------------         GENERAL            PARTNERS'
                             ORIGINAL         UNITS          AMOUNT        UNITS        AMOUNT         PARTNERS             CAPITAL
                             --------       ---------   -----------       -------   ----------         ---------        -----------
 BALANCE, DECEMBER 31, 1994      $100               0   $         0             0   $        0             $ 500        $       600

  Net income (loss)                 0               0       294,221             0      (20,104)             (203)           273,914
  Limited Partnership
    contributions                   0       2,456,287    24,562,868       558,167    5,581,674                 0         30,144,542
  Partnership distributions         0               0      (295,926)            0            0                 0           (295,926)
  Sales commissions & discounts     0               0    (2,456,287)            0     (558,168)                0         (3,014,455)
  Other offering expenses           0               0    (1,202,674)            0     (273,303)                0         (1,475,977)
                                 ----       ---------   -----------       -------   ----------             -----        -----------
BALANCE, DECEMBER 31, 1995       $100       2,456,287   $20,902,202       558,167   $4,730,099             $ 297        $25,632,698

  Net income (loss)                 0               0       884,671             0     (166,228)             (297)           718,146
  Limited Partnership
    contributions                   0         155,247     1,552,471        34,568      345,676                 0          1,898,147
  Partnership distributions         0               0      (834,848)            0            0                 0           (834,848)
  Sales commissions & discounts     0               0      (155,247)            0      (34,568)                0           (189,815)
  Other offering expenses           0               0       (77,623)            0      (17,284)                0            (94,907)
  Conversion elections              0           8,224        67,952        (8,224)     (67,952)                0                  0
                                 ----       ---------   -----------       -------   ----------             -----        -----------

BALANCE, SEPTEMBER 30, 1996      $100       2,619,758   $22,339,578       584,511   $4,789,743             $   0        $27,129,421
                                 ====       =========   ===========       =======   ==========             =====        ===========

        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                            For the Nine Months Ended
                                                     ----------------------------------------
                                                     September 30, 1996   September 30, 1995
                                                     -------------------  -------------------
Cash flow from operating activities:
 Net income (loss)                                          $   718,146          $   109,760
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
       Equity in income of joint venture                       (151,831)             (19,170)
       Distributions received from joint ventures               182,496                    0
       Distributions to partners from
         accumulated earnings                                  (849,211)                   0
       Amortization of organization costs                         4,687                    0
   Changes in assets and liabilities:
      Prepaids and other assets                                  (2,000)             (37,000)
      Accounts payable                                           (3,000)               2,451
      Due to affiliates                                         (42,803)              60,335
                                                            -----------          -----------
        Net cash (used in) provided by operating
          activities                                           (143,516)             116,376
                                                            -----------          -----------
 Cash flow from investing activities:
  Investment in joint ventures                               (3,426,962)          (4,683,076)
  Deferred project costs paid                                   (66,435)            (718,453)
                                                            -----------          -----------
        Net cash used in investing activities                (3,493,397)          (5,401,529)
                                                            -----------          -----------

 Cash flows from financing activities:
  Limited partners' contributions                             1,898,147           20,527,232
  Sales commissions paid                                       (369,851)          (1,906,392)
  Offering costs paid                                           (94,907)          (1,026,362)
                                                            -----------          -----------
        Net cash provided by financing
          activities                                          1,433,389           17,594,478
                                                            -----------          -----------
 Net (decrease)increase(cash and cash
   equivalents                                               (2,203,524)          12,309,325

 Cash and cash equivalents, beginning of year                19,441,918                  600
                                                            -----------          -----------

 Cash and cash equivalents, end of period                   $17,238,394          $12,309,925
                                                            ===========          ===========

 Supplemental disclosure of noncash
  investing activities:
       Deferred project costs applied to
         joint venture property                             $   147,178          $         0
                                                            ===========          ===========

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                               September 30, 1996

(1) Summary of Significant Accounting Policies
    ------------------------------------------

(a) General
-----------

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

As of September 30, 1996, the Partnership owned interests in five properties through ownership in joint ventures, an office building in Gainesville, Florida, an office building in Jacksonville, Florida, a retail shopping center under construction in Clemmons, North Carolina, a combined retail/office building in Stockbridge, Georgia, and an office building under construction in Madison, Wisconsin.

(b) Employees
-------------

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

(c) Insurance
-------------

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

(d) Competition
---------------

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

(e) Basis of Presentation
-------------------------

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

(f) Partnership Distributions
-----------------------------

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

(g) Income Taxes
----------------

The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership received an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

(h) Statement of Cash Flows
---------------------------

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

The office building in Gainesville, Florida was completed and occupied, at a rate of 93.7%, in mid-December, 1995. The office building in Jacksonville, Florida, was completed and occupied at the rate of 92% in May, 1996. The first tenant in the retail/office center in Stockbridge, Georgia opened for business on June 22, 1996. A retail shopping center in Clemmons, North Carolina and the office building in Madison, Wisconsin are still under construction. As of September 30, 1996, the Partnership still had approximately $17,100,000 available for investment in properties.

The following describes the properties in which the Partnership owned an interest as of September 30, 1996:

FUND VII - FUND VIII JOINT VENTURE
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 62%, and Wells Fund VII's equity interest in the Fund VII - Fund VIII Joint Venture was approximately 38%. The total cost to complete the two properties in this joint venture is anticipated to be approximately $6,500,000 and the Partnership had contributed $4,002,732 and Wells Fund VII had contributed $2,448,924 for total contributions of $6,451,656 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the two properties.

It is currently anticipated that the remaining costs of approximately $48,000 to complete the final tenant build out of both projects will be contributed by the Partnership, in which event, upon completion, the Partnership will own approximately 62.3% equity interest in the Fund VII - Fund VIII Joint Venture. The Partnership has reserved sufficient funds for this purpose.

Gainesville Property
--------------------

Wells Fund VII made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building containing 61,468 rentable square feet was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $4,900,000 after the remaining unoccupied tenant space is completed. As of September 30, 1996, the Partnership had contributed $3,852,732, and Wells Fund VII had contributed $1,036,923 to the Fund VII - Fund VIII Joint Venture toward the completion of this project. The occupancy rate, as of September 30, 1996, was 93.6%

A 9 year, 11 month lease to occupy 57,547 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313. The annual rent for the extended term will be at market rate.
Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

The Hannover Property
---------------------

On April 1, 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII - Fund VIII Joint Venture for the development of a 12,000 square foot, single story combination retail/office building. As of September 30, 1996, Wells Fund VII had funded approximately $900,000 for the development of the Hannover property, in addition to the cost of the land, and the Partnership had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property is estimated to be approximately $1,600,000, and the Partnership has reserved approximately $38,000 to complete the remaining development.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent: (1) for the initial term of 36 months is $93,310.00; (2) for the second term of 36 months is $102,340.00; (3) for the third term of 36 months is $111,370.00, and
(4) for the final term of eleven months is $110,367.00. Moovies, Inc. has the option to extend its lease for two five year terms at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006.

FUND VI - VII - VIII JOINT VENTURE
----------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership had contributed approximately $3,500,000 for an approximate 23% equity interest in the Fund VI-VII-VIII Joint Venture, which owns an office building in Jacksonville, Florida and a multi-tenant retail center, under development, in Clemmons, North Carolina. As of September 30, 1996, Wells Fund VI had contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 39%, and Wells Fund VII had contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 38%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute the remaining cost of approximately $2,200,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VII would be approximately 32%, 34%, and 34%, respectively. The Partnership has reserved sufficient funds for this purpose.

Bell South Property
-------------------

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

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. As of September 30, 1996, Wells Fund VI had contributed $2,567,688, Wells Fund VII had contributed $2,432,312 and the Partnership had contributed $1,500,000 for the development of this project.

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

FUND VIII - FUND IX JOINT VENTURE
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership had contributed $1,487,444 for an approximately 50% equity interest, and Wells Fund IX had contributed $1,512,444 for an approximately 50% equity interest in the Fund VIII
- Fund IX Joint Venture which is developing an office building in Madison, Wisconsin. The total cost to complete the property is anticipated to be approximately $10,500,000. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership and Wells Fund IX will contribute equally the remaining cost of approximately $7,500,000 for an approximately 50% equity interest each.

Cellular One Property
---------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of
$859,255 including closing costs.   A four-story office building containing
approximately 96,750 rentable square feet is under construction on the site. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property. Kraemer Brothers, Inc. is acting as the general contractor and Strang, Inc. as the architect.

Cellular One, a subsidiary of BellSouth Corporation, has executed a lease for 75,000 rentable square feet comprising approximately 78% of the building. The initial term of the lease will be 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

It is anticipated that the total cost to complete the property, which is estimated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund IX. The Partnership has reserved sufficient funds for this purpose.

(3) Deferred Project Costs
--------------------------

The Partnership pays Acquisitions and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the

Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of September 30, 1996, amounted to $1,121,494 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4) Deferred Offering Costs
---------------------------

Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
L.P., pays all the offering expenses for the Partnership.   The Company may be
reimbursed by the Partnership for such offering expenses in an amount not to exceed 5% of total Limited Partners' capital contributions. As of September 30, 1996, the Partnership had reimbursed the Company for $1,602,134 in offering expenses, which represented approximately 5% of Limited Partners' capital contributions.

(5) Due To Affiliates
---------------------

Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 5, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners respectively, for total Limited Partner contributions of $32,042,689. After payment of $1,121,494 in Acquisition and Advisory Fees, payment of $4,806,403 in selling commissions and organization and offering expenses, the investment by the Partnership of $4,002,732 in the Fund VII - Fund VIII Joint Venture, $3,500,000 in the Fund VI-VII-VIII Joint Venture and $1,487,444 in the Fund VIII - Fund IX Joint Venture, as of September 30, 1996, the Partnership was holding net offering proceeds of approximately $17,100,000 available for investment in properties.

It is anticipated that the Partnership will contribute an additional investment in the Fund VII - Fund VIII Joint Venture of approximately $48,000 which will be required to complete the tenant build-out of the Hannover and Gainesville Properties. An additional investment by the Partnership in the Fund VI-VII-VIII Joint Venture of approximately $2,200,000 will be required to complete both the BellSouth Property and the Tanglewood Commons Shopping Center Property. An additional investment by the Partnership of approximately $3,750,000 to the Fund VIII - Fund IX Joint Venture will be required to complete the Cellular One Property. Accordingly, the Partnership has reserved $5,998,000 out of its net offering proceeds for investment in these properties.

Gross revenues of the Partnership of $261,798 for the three months and $813,682 for the nine months ended September 30, 1996, and $121,518 for the three months and $196,889 for the nine months ended September 30, 1995, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures. The equity in income of joint ventures is primarily the result of CH2M Hill occupying the Gainesville Property for the entire nine months of 1996 and the BellSouth building becoming operational in May, 1996. Total expenses of the Partnership remained relatively stable for the nine months ended September 30, 1996 and 1995. Total expenses increased from $24,132 for the three months ended September 30, 1995 to $32,528 for the three months ended September 30, 1996 due primarily to the payment of acquisition costs. The printing expenses decreased as the Partnership entered its second year of operations. This decrease was offset by increased audit fees due partially as a result of additional SEC reporting requirements. Net income of the Partnership was $718,146 for the nine months ended September 30, 1996, as compared to $109,760 for the same period in 1995, and $229,270 for the three months ended September 30, 1996, as compared to $97,386 for the same period in 1995, due primarily to increased revenues.

For the nine months ended September 30, 1996, net income allocated to Class A Limited Partners was $0.34 per Unit, net loss allocated to Class B Limited Partners was $0.28 per Unit and net loss allocated to General Partners was $297 for 1996.

The Partnership's net cash used by operating activities of $143,516 is due primarily to interest earned on funds held by the Partnership prior to investment in properties offset by distributions paid to Limited Partners. Net cash used in investing activities of $3,493,397 is primarily the result of additional investments of $3,426,962 in the joint ventures. Net cash provided by financing activities is primarily the result of raising $1,898,147 in Limited Partners contributions before deducting commissions and offering expenses, and therefore, increasing cash and cash equivalents to $17,238,394 as of September 30, 1996. The net increase in cash and cash equivalents from $600 of General Partners' contributions at the beginning of the year to $12,309,925 as of September 30, 1995 was primarily the result of raising $20,527,232 in Limited Partners' contributions before deducting commissions and offering expenses offset by investments in joint ventures.

The Partnership's distributions from investment income accrued to Limited Partners holding Class A Status Units for the third quarter of 1996 was $0.11 per Unit which will be paid in November, 1996.



             [The remainder of this page intentionally left blank.]

PROPERTY OPERATIONS
-------------------

As of September 30, 1996, the Partnership owned interests in the following operational properties:

Gainesville Property/Fund VII - Fund VIII Joint Venture
-------------------------------------------------------

                                                                  Three Months          Nine Months
                                                              -----------------------------------------
                                                              Ended Sept 30, 1996   Ended Sept 30, 1996
                                                              --------------------  --------------------
Revenues:
 Rental Income                                                           $132,578              $401,698

Expenses:
 Depreciation                                                              54,476               163,401
 Management & leasing expenses                                             25,939                55,035
 Other operating expenses                                                    (922)               (3,628)
                                                                         --------              --------
                                                                           79,493               214,808
                                                                         --------              --------

Net income                                                               $ 53,085              $186,890
                                                                         ========              ========

Occupied %                                                                   93.6%                 93.6%

Partnership's Ownership % in the Fund VII - VIII Joint Venture               62.0%                 62.0%

Cash Distribution to Partnership                                         $ 67,429              $205,671

Net Income Allocated to the Partnership                                  $ 32,937              $127,715


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

The Hannover Retail Center / Fund VII - Fund VIII Joint Venture
---------------------------------------------------------------

                                                                Three Months           Six Months
                                                            -----------------------------------------
                                                            Ended Sept 30, 1996   Ended Sept 30, 1996
                                                            --------------------  --------------------
Revenues:
 Rental Income                                                          $23,335               $25,660

Expenses:
 Depreciation                                                             9,362                20,717
 Management and leasing expenses                                          1,830                 1,830
 Other operating expenses                                                 3,149                11,474
                                                                        -------               -------
                                                                         14,341                34,021
                                                                        -------               -------

Net income (loss)                                                       $ 8,994               $(8,361)
                                                                        =======               =======

Occupied %                                                                50.17%                50.17%

Partnership's Ownership % in the Fund VII - VIII Joint Venture             62.0%                 62.0%

Cash Distribution to the Fund VII - VIII Joint Venture                  $ 3,043               $ 3,043

Net Income (Loss) Allocated to the Partnership                          $ 5,581               $(5,188)

On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video store and rental store, signed a nine year, eleven month lease to occupy 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available.

Bell South Property / Fund VI - Fund VII - Fund VIII Joint Venture
------------------------------------------------------------------

                                                                                     Three Months          Five Months
                                                                                 --------------------  -------------------
                                                                                 Ended Sept 30, 1996   Ended Sept 30, 1996
                                                                                 --------------------  --------------------
Revenues:
  Rental income                                                                             $364,732              $511,472
  Interest income                                                                              1,366                58,000
                                                                                            --------              --------
                                                                                             366,098               569,472
                                                                                            --------              --------
Expenses:
 Depreciation                                                                                109,116               186,092
 Management & leasing expenses                                                                39,597                57,525
 Other operating expenses                                                                    147,446               213,407
                                                                                            --------              --------
                                                                                             296,159               457,024
                                                                                            --------              --------

Net income                                                                                  $ 69,939              $112,448
                                                                                            ========              ========

Occupied %                                                                                      96.0%                 96.0%

Partnership's Ownership % in the Fund VI - Fund VII - Fund VIII Joint Venture                   22.6%                 22.6%

Cash Distribution to Partnership                                                            $ 16,437              $ 36,695

Net Income Allocated to Partnership                                                         $  5,658              $ 18,580

On April 25, 1995, the Fund VI - Fund VII - Fund VIII Joint Venture purchased
5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 64,558 square feet and American Express occupying approximately 22,607 square feet. Approximately 2,900 square feet of additional space will be occupied by BellSouth commencing in December, 1996.

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

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND VIII, L.P.
                                     (Registrant)

     Dated: November 11, 1996        By: /s/ Leo F. Wells, III
                                         ---------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.