Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND VIII LP
filed 1997-03-26
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended             December 31, 1996 or
                         -------------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from________________________to________________________
Commission file number                  0-27888
                      ----------------------------------------------------------
                           Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                  58-2126618
---------------------------           ----------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                       30092
---------------------------            ---------------------------------------
(Address of principal executive                      (Zip Code)
 offices)

Registrant's telephone number, including            (770) 449-7800
                                        --------------------------------------
area code Securities registered
pursuant to Section 12 (b) of the Act:

   Title of each class                    Name of exchange on which registered
---------------------------             ----------------------------------------
         NONE                                           NONE
---------------------------             ----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                    NONE
--------------------------------------------------------------------------------
                              (Title of Class)
                                    NONE
--------------------------------------------------------------------------------
                              (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No___
    ---

Aggregate market value of the voting stock held by
non-affiliates:                                              Not Applicable
                                                      --------------------------

                                    PART I
                                    ------


ITEM  1.  BUSINESS
------------------

GENERAL
-------

Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public partnership, as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 5, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units, and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners respectively, for total Limited Partner capital contributions of $32,042,689.

As of December 31, 1996, the Partnership owned interest in the following properties through ownership in joint ventures: (i) an office building in Gainesville, Florida, (ii) an office building in Jacksonville, Florida, (iii) a retail shopping center under construction in Clemmons, North Carolina (iv) a combined retail/office building in Stockbridge, Georgia, (v) an office building under construction in Madison, Wisconsin, and (vi) and office building located in Farmer's Branch, Texas. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2 below.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in six properties through its investment in joint ventures of which four are office buildings and two are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, these properties were 93% occupied, down from 94% at December 31, 1995.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:


                   Number of                           Annualized      Partnership's           Percentage of        Percentage of
Year of Lease       Leases            Square           Gross Base   Share of Annualized         Total Square      Total Annualized
 Expiration        Expiring        Feet Expiring        Rent (1)     Gross Base Rent(1)       Feet Expiring          Base Rent
-------------    ------------    ----------------   --------------  ----------------------  -----------------    -------------------
1997  -                -                  -                    -                   -                  -                      -
1998  -                -                  -                    -                   -                  -                      -
1999  -                -                  -                    -                   -                  -                      -
2000  -                -                  -                    -                   -                  -                      -
2001  -                -                  -                    -                   -                  -                      -
2002  -                -                  -                    -                   -                  -                      -
2003  -                -                  -                    -                   -                  -                      -
2004
2005 (2)               1             57,547           $  530,313           $ 329,059               43.3%                  29.8%
2006 (3)               2             75,444            1,251,473             423,640               56.7%                  70.2%
-------                -            -------           ----------           ---------              -----                  -----
                       3            132,991           $1,781,786           $ 752,699              100.0%                 100.0%
                       -            -------           ----------           ---------              -----                  -----

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of CH2M Hill lease, Gainesville, Florida.

(3)  Expiration of 69,424 square feet BellSouth lease, Jacksonville, Florida.

The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

FUND VII - FUND VIII JOINT VENTURE
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII- Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 62.1% equity interest and Wells Fund VII holds an approximate 37.9% equity interest in the Fund VII-Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1996, the Partnership had contributed $4,002,732 and Wells Fund VII had contributed $2,448,924 for a total cost of $6,451,656 to the Fund VII -Fund VIII Joint Venture for the acquisition and development of the property. Although the ultimate percentages of ownership has not yet been finalized, it is currently anticipated that the remaining costs of approximately $128,000 in the Gainesville Property and $76,000 in the Hannover Property will be contributed by the Partnership, in which event, upon completion, the Partnership will own an approximately 64% equity interest in the Fund VII - Fund VIII Joint Venture.
The Partnership has reserved sufficient funds from Limited Partners' contributions for this purpose.

The Hannover Property
---------------------

On April 1, 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII - Fund VIII Joint Venture for the development of a 12,040 square foot, single story combination retail/office building. As of December 31, 1996, Wells Fund VII had funded approximately $1,412,001 for the development of the Hannover property, in addition to the cost of the land, and the Partnership had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property, including land, is estimated to be approximately $1,638,000 and the Partnership has reserved approximately $76,000 to complete the remaining development.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent: (1) for the initial term of 36 months is $93,310; (2) for the second term of 36 months is $102,340; (3) for the third term of 36 months is $111,370, and (4) for the final term of eleven months is $110,367. Moovies, Inc. has the option to extend its lease for two five year terms at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006.

The average effective annual rental per square foot at the Hannover Property was $8.14 for 1996, the first year of occupancy. The occupancy rate for 1996 was 50%.


Gainesville Property
--------------------

Wells Fund VII made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a
5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $5,017,000 after the remaining unoccupied tenant space is completed. The average effective annual rental per square foot at the Gainesville Property was $8.69 for 1996 and $8.63 for 1995. Occupancy rate for 1996 and 1995 was 93.5%

A 9 year, 11 month lease, to occupy 57,457 square feet has been signed with CH2M Hill, Engineers Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term from 1996 thru 1997 is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate.
Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

As of December 31, 1996, the Partnership had contributed $3,852,732 and Wells Fund VII had contributed $1,036,923 to the Fund VII - Fund VIII Joint Venture toward the completion of this project.

FUND VI-VII-VIII JOINT VENTURE
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed approximately $4,700,000 for an approximately 28% equity interest in the Fund VI-VII-VIII Joint Venture which owns an office building in Jacksonville, Florida and a multi-tenant retail center, under development, in Clemmons, North Carolina. As of December 31, 1996, Wells Fund VI had contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 36%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 36%. The total cost to complete both properties is anticipated to be approximately $17,700,000. Although the ultimate percentages of equity interest in the Fund VI-VII-VIII Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute the remaining cost of approximately $1,000,000 needed to complete construction of both projects, in which event the ultimate equity interests in the Fund VI-VII-VIII Joint Venture of the Partnership, Wells Fund VI and Wells Fund VII would be approximately 32%, 34% and 34% respectively.

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre of parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 2,900 square feet in December, 1996. The land purchase and future construction costs, totaling approximately $9 million, were funded by capital contributions of $2,000,000 by the Partnership, $3,500,000 by Wells Fund VI and $3,500,000 by Wells Fund VII.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at market rate. The annual base rent during the initial term is $1,094,426 during the first five years and $1,202,034 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their shares of operating expenses during their respective lease terms.

The average effective annual rental per square foot at the BellSouth property was $14.15 for 1996, the first year of occupancy. The occupancy rate was 100% for 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. As of December 31, 1996, Fund VI had contributed $2,567,688, and Fund VII had contributed $2,432,312 and the Partnership had contributed $2,700,000 for the development of this project.

The Fund VI-VII-VIII Joint Venture is constructing one large strip shopping center building containing approximately 81,000 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and will hold for future development.

Total costs and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to total approximately $8,700,000. Norcom Development, Inc. is supervising managing and coordinating design and construction of the property. Shook Design Group, Inc. is the architect, and John S. Clark and Company is the general contractor. Construction of the project began in March, 1996, and is scheduled to be substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay as percentage rents equal to one percent of the amount by which Harris Teeters gross sales exceed $35,000,000 for any lease year.

FUND VIII - FUND IX JOINT VENTURE
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed $4,725,614 for an approximately 50% equity interest, and Wells Fund IX had contributed $4,748,974 for an approximately 50% equity interest in the Fund VIII-

Fund IX Joint Venture which owns an office building in Farmer's Branch, Texas, and an office building, under development, in Madison, Wisconsin. The total cost to complete the Cellular One property is anticipated to be approximately $10,500,000. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership and Wells Fund IX will contribute equally the remaining cost of approximately $5,500,000 for an approximately 50% equity interest each.

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

The land purchase and construction costs, to date, have been funded by capital contributions of $2,487,444 by the Partnership and $2,512,444 by Wells Fund IX.

It is anticipated that the total cost to complete the property, which is estimated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund IX. The Partnership has reserved sufficient funds for this purpose. For further information regarding the Cellular One Property, refer to Supplement No. 2 dated June 28, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. filed with the Commission on July 3, 1996 (Commission File No. 33-83852).

The TCI Building
----------------

On October 10, 1996, Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to the Fund VIII-Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII
- Fund IX Joint Venture on October 10, 1996. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

The occupancy rate at the TCI Building was 100% for the last three months of 1996. The average rental per square foot in the TCI Building is $10.75 for 1996, the first year of ownership.

For further information regarding the TCI Building, refer to Supplement No. 3 dated October 22, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. filed with the Commission on October 24, 1996 (commission file No. 33-83852).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on January 5, 1996, at which time the Partnership had 2,613,534 outstanding Class A Status Units held by a total of 1,938 Limited Partners and 590,735 outstanding Class B Status Units held by a total of 302 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner as of December 31, 1996.

Cash available to distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                                 Per Class A Status Unit
                           ----------------------------------
Distribution for           Total Cash   Investment  Return of
Quarter Ended              Distributed    Income     Capital
-------------              -----------  ----------  ---------
March 31, 1995                $   0.00       $0.00      $0.00
June 30, 1995                 $   0.00       $0.00      $0.00
September 30, 1995            $   0.00       $0.00      $0.00
December 31, 1995             $295,926       $0.28      $0.00
March 31, 1996                $317,233       $0.11      $0.00
June 30, 1996                 $273,502       $0.10      $0.00
September 30, 1996            $293,936       $0.11      $0.00
December 31, 1996             $322,869       $0.12      $0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to Limited Partners until February, 1997. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1997 at a level at least comparable with 1996 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 24, 1995, and accordingly, there is no comparative financial data available from prior fiscal years. As of December 31, 1994, the Partnership's assets totaled approximately $600 consisting primarily of the General Partners' capital contributions.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1996 and the eleven months ended December 31, 1995.

                                                              1996                1995
                                                              ----                ----
          Total assets                                 $27,506,234         $26,254,253
          Total revenues                                 1,057,694             402,428
          Net income                                       936,590             273,914
          Net loss allocated
            to General Partners                               (297)               (203)
          Net income allocated to
            Class A Limited Partners                     1,207,540             294,221
          Net loss allocated to
            Class B Limited Partners                      (270,653)            (20,104)
           Net income per weighted average (1) Class A
            Limited Partner Unit                              0.46                0.28
          Net loss per weighted average (1) Class B
           Limited Partner Unit                              (0.47)              (0.03)
          Cash Distributions per weighted average (1)
          Class A Limited Partner Unit:
            Investment Income                                 0.44                0.28
            Return of Capital                                 0.00                0.00


(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------


The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. As of December 31, 1996, the Partnership had sold 2,622,636 Class A Status Units and 581,633 Class B Status Units, held by a total of 1,939 and 299 Limited Partners respectively, for total Limited Partner contributions of $32,042,689. After payment of $1,273,995 in Acquisition and Advisory Fees, payment of $4,806,770 in selling commissions and organization and offering expenses, the investment by the Partnership of $4,002,732 in the Fund VII-Fund VIII Joint Venture, $4,700,000 in the Fund VI-VII-VIII Joint Venture and $4,725,614 in the Fund VIII-IX Joint Venture, as of December 31, 1996, the Partnership was holding net offering proceeds of approximately $12,500,000 available for investment in properties.

It is anticipated that additional investments in the Fund VII-Fund VIII Joint Venture of approximately $128,000 will be required to complete the Gainesville Property and $76,000 will be required to complete the Hannover Property, that an additional investment in the Fund VIII - Fund IX Joint Venture of $5,500,000 will be required to complete the Cellular One Project and that an additional investment in the Fund VI-VII-VIII Joint Venture of approximately $1,000,000 will be required to complete both the BellSouth Property and the Tanglewood Commons Shopping Center Property. It is anticipated that the Partnership will contribute approximately $204,000 to the Fund VII -Fund VIII Joint Venture, approximately $1,000,000 to the Fund VI-VII-VIII Joint Venture and approximately $2,750,000 to the Fund VIII - Fund IX Joint Venture for completion of these projects. The Partnership has reserved $3,954,000 out of its net offering proceeds of approximately $12,500,000 available for investment in properties for these purposes.

Gross revenues of the Partnership were $1,057,694 for the year ended December 31, 1996, as compared to $402,428 for the eleven months ended December 31, 1995. This increase was attributable primarily to increased interest income earned on funds held by the Partnership and increased investment in joint ventures. Expenses of the Partnership were $121,104 for the year ended December 31, 1996, and consisted primarily of decreased partnership administrative costs offset by increased legal and accounting expenses. Net income of the Partnership was $936,590 for the year ended December 31, 1996, as compared to $273,914 for the eleven months ended December 31, 1995. Net income allocated per weighted average unit to Class A Limited Partners was $0.46 for 1996 and $0.28 for 1995. Net loss allocated per weighted average unit to Class B Limited Partners was $0.47 for 1996 and $0.03 for 1995.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning with December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.44 per Class A Status Unit for the year ended December 31, 1996 and $0.28 per Class A Status Unit for the eleven months ended December 31, 1995. The General Partners anticipate distributions per Unit will continue to increase for Limited Partners holding Class A Status Units in 1997. Distributions accrued for the fourth quarter of 1996 to the Limited partners holding Class A Status Units were paid in February, 1997. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnership's ownership interest in the Fund VII - Fund VIII Joint Venture is 62.1%, in the Fund VI-VII-VIII Joint Venture is 28.1%, and in the Fund VIII-IX Joint Venture is 49.9%.

As of December 31, 1996, the Partnership owned equity through interests in Joint Ventures in the following operational properties:

Gainesville Property/Fund VII-Fund VIII Joint Venture
-----------------------------------------------------

                                                        For the Year Ended        For the One Month
                                                           Dec. 31, 1996         Ended Dec. 31, 1995
                                                           -------------         -------------------
Revenues:
  Rental Income                                               $534,276                  $15,995

Expenses:
  Depreciation                                                 222,328                   18,091
  Management & leasing expenses                                 80,258                      960
  Other operating expenses                                      (1,380)                   2,770
                                                              --------                  -------
                                                               301,206                   21,821
                                                              --------                  -------

Net income                                                    $233,070                  $(5,826)
                                                              ========                  =======

Occupied %                                                        93.5%                    93.5%

Partnership's Ownership % in the Fund VII
 - VIII Joint Venture                                             62.1%                    77.7%


Cash Distribution to Partnership                              $268,812                  $ 9,530

Net Income Allocated to the Partnership                       $156,368                  $(4,527)

In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. CH2M Hill occupied their portion of the building in mid-December, 1995. The average effective annual rental rate at the Gainesville Property was $9.22 per square foot for 1995 and $8.69 for 1996.

Real estate taxes were $75 for 1995, based on undeveloped land and $79,235 for 1996.

For comments on the general competitive conditions to with the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Hannover Retail Center/Fund VII-Fund VIII Joint Venture
-----------------------------------------------------------

                                                       Nine Months Ended
                                                       December 31, 1996
                                                       -----------------
          Revenues:
            Rental Income                                 $  48,988

          Expenses:
            Depreciation                                     31,391
            Management and leasing expenses                   4,424
            Other operating expenses                         28,812
                                                          ---------
                                                             64,627
                                                          ---------

          Net income (loss)                               $ (15,639)
                                                          =========

          Occupied %                                          50.17%

          Partnership's Ownership % in the Fund
          VII - VIII Joint Venture                             62.1%


          Cash distribution to the Fund VII - VIII
           Joint Venture                                  $   5,755


          Net (loss) allocated to the
            Partnership                                   $  (9,703)

On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video store and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available for prior years.

Real estate taxes were $9,650 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Bell South Property / Fund VI - VII - VIII Joint Venture
--------------------------------------------------------

                                                     Eight Months Ended
                                                     December 31, 1996
                                                     ------------------
          Revenues:
            Rental income                                $876,711
            Interest income                                60,092
                                                         --------
                                                          936,803
                                                         --------

          Expenses:
            Depreciation                                  290,407
            Management & leasing expenses                  99,330
            Other operating expenses                      288,665
                                                         --------
                                                          678,402
                                                         --------

          Net income                                     $258,401
                                                         ========

          Occupied %                                          100%

          Partnership's Ownership % in the
           Fund VI - VII - VIII Joint Venture
                                                             28.1%


          Cash distribution to Partnership               $110,429

          Net income allocated to
              Partnership                                $ 59,658

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. Approximately 2,900 square feet of additional space was occupied by BellSouth commencing in December, 1996 bringing occupancy to 100%

The initial term of the BellSouth lease is for nine years and eleven months. The annual base rent during the initial term is $1,048,061 during the first five years and $1,150,878 for the balance of the initial lease term. The American Express lease is for a term of five years at an annual base rent of $369,851. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Since the building opened in May 1996, comparative income and expense figures for the years ended December 31, 1995 and December 31, 1994 are not available. The BellSouth Property incurred property taxes of $23,234 for 1996.

The TCI Building - Fund VIII -Fund IX Joint Venture
---------------------------------------------------



                                                      Three Months Ended
                                                       December 31, 1996
                                                       -----------------
          Revenues:
            Rental income                                    $101,277

          Expenses:
            Depreciation                                       50,444
            Management & leasing expenses                       3,884
            Other operating expenses                            1,050
                                                             --------
                                                               55,378
                                                             --------

          Net income                                         $ 45,899
                                                             ========

          Occupied %                                              100%

          Partnership's Ownership % in the Fund
           VIII - Fund IX Joint Venture
                                                                 49.9%


          Cash distribution to Partnership                   $ 45,965

          Net income allocated to Partnership                $ 22,892

Since the TCI Building was purchased in October, 1996, comparative income and expense figures for prior years are not available.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased the TCI Building in Farmer's Branch, Texas. The entire building is leased to TCI Valwood Limited Partnership I for a term of fifteen years. The annual base rent is $430,001 for the first five years, $454,001 for the next five years and $482,001 for the last five years.

The funds used by the Fund VIII-Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX, totaling $2,238,170 and $2,236,530, respectively. The Partnership owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units.

As of December 31, 1996, the Partnership raised $32,042,689 in capital through the sale of 3,204,269 units. After payment of $6,080,765 in acquisition and advisory fees, selling commissions and organizational and offering expenses, and the investment by the Partnership of $13,428,346 in Joint Ventures, as of December 31, 1996, the Partnership was holding net offering proceeds of approximately $12,500,000 available for additional properties.

The Partnership's net cash used in operating activities for 1996 of $227,520 is due primarily to payment of distributions to partners, offset by distributions received from joint ventures and interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities of $7,931,566 is primarily the result of the payment of acquisition and advisory fees and investment in the joint ventures of $7,865,131. Net cash provided by financing activities is the result of raising $1,898,147 in 1996 and $30,144,542 in 1995 in Limited Partners contributions less commissions and organizational and offering expenses.

The Partnership's distributions to holders of Class A Status Units for 1996 will be paid in February, 1997 from Net Cash from Operations. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1996. No cash distributions were paid to holders of Class B Units in 1996.


The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partnership contributions and, as of December 31, 1996, has reserved approximately $204,000 for final tenant buildout of the Gainesville Property and the Hannover Property owned by the Fund VII-Fund VIII Joint Venture, approximately $1,000,000 needed to complete both the BellSouth and Tanglewood Commons Properties owned by the Fund VI-VII-VIII Joint Venture and $2,750,000 for construction of the Cellular One Property owned by the Fund VIII-Fund IX Joint Venture. Wells Fund IX will fund the approximately $2,750,000 needed to complete the Cellular One Property.

Subsequent to December 31, 1996, the Fund VIII - Fund IX Joint Venture has purchased two additional properties. On January 10, 1997, a two-story office building in Dallas County, Texas was acquired for approximately $7,232,860. The entire building is currently under a net lease to Matsushita Avionics Systems Corporation. On February 20, 1997, a two-story partially complete office building was acquired in Boulder County, Colorado for approximately $7,071,522. The entire building is leased to Cirrus Logic with scheduled occupancy in March, 1997. The funds used to purchase these two buildings by the Fund VIII -Fund IX Joint Venture were derived from capital contributions of approximately $7,162,691 from the Partnership and approximately $7,141,691 from Wells Fund IX.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.


INFLATION
----------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The financial statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------


The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.



                                   PART III
                                   --------


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------

     WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

     LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------


The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1996.


                            CASH COMPENSATION TABLE
                            -----------------------

             (A)                     (B)                           (C)
Name of individual or     Capacities in which served -       Cash Compensation
   number in group            Form of Compensation

---------------------     ----------------------------       -----------------
Wells Capital, Inc.      General Partner of Wells        $   218,936
                         Partners, L.P.
                         Acquisition and Advisory Fees

Wells Capital, Inc.      General Partner of Wells        $    94,907
                         Partners, L.P. Reimbursement
                         of Organization and Offering
                         Expenses

Leo F. Wells, III        General Partner                           0

Wells Investment         Dealer Manager -                $   189,449 (1)
Securities, Inc.         Selling Commissions


Wells Management         Property Manager -              $    58,378 (2)
Company, Inc.            Management and Leasing
                         Fees

(1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

     Set forth below is the security ownership of management as of February 28, 1997.

     (1)                (2)                     (3)                 (4)
                                         Amount and Nature
                       Name of              of Beneficial
Title of Class     Beneficial Owner           Ownership       Percent of Class
----------------   ----------------      -----------------    ----------------
Class A Status      Leo F. Wells, III    140.88 Units (IRA,    less than 1%
Units                                    401 (k) Plan

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

          INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS.  The General
          --------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1996.

     PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

     Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $58,378 for the year ended December 31, 1996.

     REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1996.

     DEFERRED PROJECT COSTS
     ----------------------

     The Partnership pays Acquisition and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of December 31, 1996, amounted to $1,273,995 and represented approximately 4.0% of the Limited Partners' capital contributions received through such date. These fees are allocated to specific properties as they are purchased.

     DEFERRED OFFERING COSTS
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of December 31, 1996, the Partnership had reimbursed the Company for $1,602,131 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.    Financial Statements
          Information with respect to this item is contained on Pages F-2 to F-28 of this Annual
          Report of Form 10-K.

(a) 2.    Financial Statement Schedule III
          Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) During the fourth quarter of 1996, the Partnership filed a Report on Form 8-K dated October 10, 1996, to report the acquisition of the TCI Building located in Farmer's Branch, Texas in the north Dallas, Texas metropolitan area by the Fund VIII - Fund IX Joint Venture.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)       See (a) 2 above.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997

                              WELLS REAL ESTATE FUND VIII, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    ---------------------
                                    LEO F. WELLS, III

                                    Individual General Partner and as President, of Wells Capital, Inc., the General Partner of Wells Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                          Title
---------                          -----



  /s/ Leo F. Wells, III            Individual General Partner,    March 17, 1997
-----------------------------
LEO F. WELLS, III                  President and Sole Director
                                   of Wells Capital, Inc.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                      (Wells Real Estate Fund VIII, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*3(a)          Amended and Restated Agreement of Limited Partnership of Wells                       N/A
               Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-
               K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended
               December 31, 1995, File No. 0-27888)

*3(b)          Certificate of Limited Partnership of Wells Real Estate Fund VIII,                   N/A
               L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real
               Estate Fund VIII, L.P. and Wells Real Estate Fund VIII, L.P., File No.
               33-83852)

*10(a)         Management Agreement dated January 6, 1995, between Wells Real Estate
               N/A Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to
               Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(b)         Leasing and Tenant Coordinating Agreement dated January 6, 1995,                     N/A
               between Wells Real Estate Fund VIII, L.P. and Wells Management
               Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII,
               L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(c)         Custodial Agency Agreement dated November 15, 1994, between Wells Real               N/A
               Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to
               Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*10(d)         Fund VII and Fund VIII Associates Joint Venture Agreement dated                      N/A
               February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to
               Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
               and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(e)         Agreement for the Purchase and Sale of Real Property dated March 31,                 N/A
               1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11
               Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells
               Real Estate Fund IX, L.P., File No. 33-83852)

*10(f)         Letter Agreement amending Agreement for the Purchase and Sale of Real                N/A
               Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective
               Amendment No. 1 to Form S-11 Registration Statement of Wells Real
               Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
               33-83852)

*10(g)         Letter Agreement amending Agreement for the Purchase and Sale of Real                N/A
               Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective
               Amendment No. 1 to Form S-11 Registration Statement of Wells Real
               Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
               33-83852)

*10(h)         Letter Agreement between NationsBank of Georgia, N.A., as Agent for                  N/A
               Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as
               Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11
               Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells
               Real Estate Fund IX, L.P., File No. 33-83852)

*10(i)         First Amendment to Lease Agreement between NationsBank of Georgia,                   N/A
               N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and
               CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment
               No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund
               VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*10(j)         Second Amendment to Lease Agreement between NationsBank of Georgia,                  N/A
               N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and
               CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment
               No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund
               VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(k)         Development Agreement between Wells Real Estate Fund VII, L.P. and                   N/A
               ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to
               Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
               and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(l)         Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P.,                 N/A
               as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o)
               to Post-Effective Amendment No. 1 to Form S-11 Registration Statement
               of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
               L.P., File No. 33-83852)

*10(m)         Architect's Agreement between Wells Real Estate Fund VII, L.P., as                   N/A
               Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc.,
               as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form
               S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and
               Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n)         Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates                N/A
               dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3
               to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
               L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*10(o)         Agreement for the Purchase and Sale of Real Property dated February                  N/A
               13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit
               10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration
               Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate
               Fund IX, L.P., File No. 33-83852)

*10(p)         Agreement to Lease dated February 15, 1995, between NationsBank of                   N/A
               Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and
               BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-
               Effective Amendment No. 3 to Form S-11 Registration Statement of Wells
               Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
               No. 33-83852)

*10(q)         Development Agreement dated April 25, 1995, between Fund VI, Fund VII                N/A
               and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-
               Effective Amendment No. 3 to Form S-11 Registration Statement of Wells
               Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
               No. 33-83852)

*10(r)         Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund               N/A
               VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis,
               Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3
               to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
               L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(s)         Architect's Agreement dated February 15, 1995, between Wells Real                    N/A
               Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge,
               Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to
               Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
               and Wells Real Estate Fund IX, L.P., File No. 33-83852)

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*10(t)         First Amendment to Joint Venture Agreement of Fund VI, Fund VII and                  N/A
               Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-
               Effective Amendment No. 4 to Form S-11 Registration Statement of Wells
               Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File
               No. 33-83852)

*10(u)         Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to                N/A
               Post-Effective Amendment No. 4 to Form S-11 Registration Statement of
               Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.,
               File No. 33-83852)

*10(v)         Lease Agreement dated February 27, 1995, between NationsBank of                      N/A
               Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and
               Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4
               to Form S-11 Registration Statement of Wells Real Estate Fund VIII,
               L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(w)         Development Agreement dated May 31, 1995, between Fund VI, Fund VII                  N/A
               and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z)
               to Post-Effective Amendment No. 4 to Form S-11 Registration Statement
               of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
               L.P., File No. 33-83852)

*10(x)         First Amendment to Joint Venture Agreement of Fund VII and Fund VIII                 N/A
               Associates dated April 1, 1996 (Exhibit 10(nn) to Form 10-K of Wells
               Real Estate Fund VII, L.P. for the fiscal year ended December 31,
               1996, File No. 0-25606)

*10(y)         Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit 10(oo)                N/A
               to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*10(z)         Joint Venture Agreement of Fund VIII and Fund IX Associates dated June               N/A
               10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-
               11 Registration Statement of Wells Real Estate Fund VIII, L.P. and
               Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa)        Agreement for the Purchase and Sale of Real Property dated April 23,                 N/A
               1996, between American Family Mutual Insurance Company and Wells
               Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to
               Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
               and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb)        Agreement to Lease dated June 18, 1996, between Fund VIII and IX                     N/A
               Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit
               10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration
               Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate
               Fund IX, L.P., File No. 33-83852)

*10(cc)        Development Agreement dated June 18, 1996, between Fund VIII and Fund                N/A
               IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective
               Amendment No. 11 to Form S-11 Registration Statement of Wells Real
               Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
               33-83852)

*10(dd)        Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers,               N/A
               Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11
               Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells
               Real Estate Fund IX, L.P., File No. 33-83852)

*10(ee)        First Amendment to Joint Venture Agreement of Fund VIII and Fund IX                  N/A
               Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective
               Amendment No. 12 to Form S-11 Registration Statement of Wells Real
               Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
               33-83852)

EXHIBIT                                                                                        SEQUENTIAL
NUMBER                        DESCRIPTION OF DOCUMENT                                          PAGE NUMBER
-------                       -----------------------                                          -----------
*10(ff)        Agreement for the Purchase and Sale of Property dated October 10,                    N/A
               1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund
               IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to
               Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P.
               and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg)        Build to Suite Industrial Lease Agreement dated November 1, 1995,                    N/A
               between Industrial Developments International, Inc. and TCI Central,
               Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to
               Post-Effective Amendment No. 12 to Form S-11 Registration Statement of
               Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.,
               File No. 33-83852)

*10(hh)        Assignment and Assumption of Lease dated October 10, 1996, between TCI               N/A
               Valwood Limited Partnership I and The Bank of New York, as Agent for
               Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective
               Amendment No. 12 to Form S-11 Registration Statement of Wells Real
               Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No.
               33-83852)

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                 PAGE
--------------------                                                 ----
Independent Auditors' Report                                         F-2

Balance Sheets as of December 31, 1996 and 1995                      F-3

Statements of Income for the Year Ended December 31, 1996 and for
  the Eleven Months ended December 31, 1995                          F-4

Statements of Partners' Capital for the Year Ended
  December 31, 1996 and for the Eleven Months ended
  December 31, 1995                                                  F-5

Statements of Cash Flows for the Year Ended December 31,
  1996 and for the Eleven Months ended December 31, 1995             F-6

Notes to Financial Statements for December 31, 1996 and
  1995                                                               F-7

                             ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Wells Real Estate Fund VIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VIII, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1996 and the 11 months ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 10, 1997

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995


                                    ASSETS

                                                  1996             1995
                                               ----------       ----------
INVESTMENT IN JOINT VENTURES                       $13,787,531  $ 5,786,364

CASH AND CASH EQUIVALENTS                           12,716,219   19,441,918

DUE FROM AFFILIATES                                    187,433       23,852

DEFERRED PROJECT COSTS                                 697,301      816,147

DEFERRED OFFERING COSTS                                      0       96,972

ORGANIZATION COSTS, LESS ACCUMULATED
 AMORTIZATION OF $12,500 IN 1996 AND                    18,750       25,000
 $6,250 IN 1995


PREPAID EXPENSES AND OTHER ASSETS                       99,000       64,000
                                                   -----------  -----------
        Total assets                               $27,506,234  $26,254,253
                                                   ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses             $     5,500  $     5,450
 Sales commissions payable                                   0      180,404
 Partnership distributions payable                     317,453      295,926
 Due to affiliates                                     152,501      139,775
                                                    ----------   ----------
        Total liabilities                              475,454      621,555
                                                    ----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS' CAPITAL:
 General partners                                            0          297
 Limited partners:
  Class A                                           22,367,784   20,902,202
  Class B                                            4,662,896    4,730,099
  Original limited partner                                 100          100
                                                   -----------  -----------
        Total partners' capital                     27,030,780   25,632,698
                                                   -----------  -----------
        Total liabilities and partners' capital    $27,506,234  $26,254,253
                                                   ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                             STATEMENTS OF INCOME

                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND

                   FOR THE 11 MONTHS ENDED DECEMBER 31, 1995

                                              1996         1995
                                            ---------    --------
REVENUES:
 Equity in income of joint ventures        $  241,819    $ 28,377
 Interest income                              815,875     374,051
                                            ---------    --------
                                            1,057,694     402,428
                                            ---------    --------
EXPENSES:
 Partnership administration                    74,440     103,444
 Legal and accounting                          35,745      12,882
 Amortization of organization costs             6,250       6,250
 Other                                          4,669       5,938
                                            ---------    --------
                                              121,104     128,514
                                            ---------    --------
NET INCOME                                 $  936,590    $273,914
                                            =========    ========

NET LOSS ALLOCATED TO GENERAL PARTNERS     $     (297)   $   (203)
                                            =========    ========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                  $1,207,540    $294,221
                                           ==========    ========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                  $ (270,653)   $(20,104)
                                           ==========    ========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                      $     0.46    $   0.28
                                           ==========    ========

NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                      $    (0.47)   $  (0.03)
                                           ==========    ========


CASH DISTRIBUTION PER WEIGHTED AVERAGE
 CLASS A LIMITED PARTNER UNIT              $     0.44    $   0.28
                                           ==========    ========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND

                      FOR THE 11 MONTHS DECEMBER 31, 1995



                                                          LIMITED PARTNERS                                             TOTAL
                                 ----------------------------------------------------------------
                                                      CLASS A                       CLASS B             GENERAL       PARTNERS'
                                             -----------------------         --------------------
                                ORIGINAL     UNITS           AMOUNT          UNITS        AMOUNT        PARTNERS       CAPITAL
                                --------     -----           ------          -----        ------        --------       -------
BALANCE, DECEMBER 31, 1994       $100             0       $          0            0     $        0        $  500      $       600

  Net income (loss)                 0             0            294,221            0        (20,104)         (203)         273,914
  Limited partner contributions     0     2,456,287         24,562,868      558,167      5,581,674             0       30,144,542
  Partnership distributions         0             0           (295,926)           0              0             0         (295,926)
  Sales commissions and discounts   0             0         (2,456,287)           0       (558,168)            0       (3,014,455)
  Other offering expenses           0             0         (1,202,674)           0       (273,303)            0       (1,475,977)
                                -----     ---------         ----------      -------      ---------      --------       ----------
BALANCE, DECEMBER 31, 1995        100     2,456,287         20,902,202      558,167      4,730,099           297       25,632,698

  Net income (loss)                 0             0          1,207,540            0       (270,653)         (297)         936,590
  Limited partner
   contributions                    0       166,349          1,642,845       23,466        255,302             0        1,898,147
  Partnership distributions         0             0         (1,152,299)           0              0             0       (1,152,299)
  Sales commissions and
   discounts                        0             0           (154,881)           0        (34,568)            0         (189,449)



Other offering expenses             0             0            (77,623)           0        (17,284)            0          (94,907)
                                -----     ---------        -----------       -------     ----------      --------      -----------
BALANCE, DECEMBER 31, 1996       $100     2,622,636        $22,367,784       581,633    $4,662,896        $    0      $27,030,780
                                =====     =========        ===========       =======     ==========      ========      ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND

                   FOR THE 11 MONTHS ENDED DECEMBER 31, 1995



                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                       $   936,590    $  273,914
 Adjustments to reconcile net income to
  net cash (used in) provided by
   operating activities:
     Equity in income of joint ventures              (241,819)      (28,377)
     Distributions received from joint
     ventures                                         279,984        20,287
     Distributions to partners from
     accumulated earnings                          (1,130,772)            0
     Amortization of organization costs                 6,250         6,250
     Changes in assets and liabilities:
       Prepaid expenses and other assets              (35,000)      (64,000)
       Organization costs                                   0       (31,250)
       Accounts payable and accrued expenses               50         5,450
       Due to affiliates, net of deferred
       offering costs                                 (42,803)       42,803
                                                   ----------    ----------
        Total adjustments                          (1,164,110)      (48,837)
                                                   ----------    ----------
        Net cash (used in) provided by
        operating activities                         (227,520)      225,077
                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                      (7,865,131)   (5,563,214)
 Deferred project costs paid                          (66,435)   (1,055,059)
                                                   ----------    ----------
       Net cash used in investing activities       (7,931,566)   (6,618,273)
                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Limited partners' contributions                    1,898,147    30,144,542
 Sales commission paid                               (369,853)   (2,834,051)
 Offering costs paid                                  (94,907)   (1,475,977)
                                                  -----------    ----------
       Net cash provided by financing
       activities                                   1,433,387    25,834,514
                                                  -----------    ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                  (6,725,699)   19,441,318

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                              19,441,918           600
                                                  -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR            $12,716,219   $19,441,918
                                                  ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES:
   Deferred project costs applied to joint
   venture property                               $   337,782   $   238,912
                                                  ===========   ===========
   Increase in deferred project cost
   accrual                                        $  (152,501)  $         0
                                                  ============  ===========

        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund VIII, L.P. (the "Partnership") is a public limited partnership organized on August 15, 1994, under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or which have operating histories. The Partnership owns an interest in several properties through joint ventures between the Partnership and other Wells Real Estate funds, as follows: (i) an office building in Jacksonville, Florida (the "BellSouth property"); (ii) a retail shopping center under construction in Clemmons, Forsyth County, North Carolina; (iii) an office building in Gainesville, Florida; (iv) a retail office building located in Stockbridge, Georgia; (v) an office building under construction in Madison, Wisconsin; and (vi) an office building in Farmers Branch, Texas ("the Dallas property") (Note 5).

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

     DISTRIBUTIONS OF NET CASH FROM OPERATIONS

     Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, such distributions first are paid to limited partners holding Class A units until they have received a 10% annual return on their net capital contributions, as defined. Then such distributions are paid to the general partners until they have received 10% of the total amount thus far distributed. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No such distributions will be made to the limited partners holding Class B units.

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

          . To limited partners on a per unit basis until each limited partner has received 100% of their net capital contributions, as defined

          . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contribution, as defined

          . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partners return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

          . To all general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential partner return, then the general partners shall receive an additional sum equal to 25% of such excess

          . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

     ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

     Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter, to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     INVESTMENT IN JOINT VENTURES

     BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

     REAL ESTATE ASSETS. Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1996.

     Depreciation for buildings, building improvements, and land improvements are calculated using the straight-line method over their useful lives. Effective October 1, 1995, the joint ventures revised their estimate of the useful lives of those assets from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in the joint ventures, of increasing depreciation expense approximately $8,699 in the fourth quarter of 1995 and $94,314 in the year ended December 31, 1996. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     REVENUE RECOGNITION. All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

     DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     CASH AND CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     PER UNIT DATA

     Net income (loss) per unit with respect to the Partnership for the year ended December 31, 1996 and the 11 months ended December 31, 1995 is computed based on the weighted average number of units outstanding during the period.

     RECLASSIFICATIONS

     Certain 1995 items have been reclassified to conform with the 1996 financial statement presentation.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Fees paid through December 31, 1996 were $1,273,995 and ultimately amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures. Fee totaling $152,501 had not yet been paid and are included in due to affiliate at December 31, 1996. Deferred project costs at December 31, 1996 and 1995 represent fees not yet applied to properties.


3.   DEFERRED OFFERING COSTS

     The Company paid all the offering expenses for the Partnership and was reimbursed as the partnership agreement allowed. Pursuant to the terms of the partnership agreement, the Partnership can only reimburse the Company for offering and organization expenses not exceeding 5% of total limited partner contributions. Amounts not yet paid to the Company were included in due to affiliates at December 31, 1995.

     As of December 31, 1996, the Company paid offering and organization expenses on behalf of the Partnership in the aggregate amount of $1,704,855, which was $102,724 in excess of the 5% limitation. During 1996 and 1995, the Company absorbed the excess offering and organization expenses of $64,724 and $38,000, respectively.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1996 and 1995 represents the Partnership's share of cash distributed for the fourth quarters of 1996 and 1995:

                                                            1996         1995
                                                         ---------    ---------
          Fund VI, VII, and VIII Associates              $ 75,614      $14,322
          Fund VII and VIII Associates                     65,853        9,530
          Fund VIII and IX Associates                      45,966            0
                                                         ---------    ---------
                                                         $187,433      $23,852
                                                         =========    =========

     The Partnership entered into a property management agreement with Wells Management, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to
     (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $58,378 and $0 for the year ended December 31, 1996 and the 11 months ended December 31, 1995, respectively, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.


5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                                  1996                     1995
                                         -----------------------  -----------------------
                                            AMOUNT      PERCENT      Amount      Percent
                                         ------------  ---------  ------------  ---------
     Fund VI, VII, and VIII Associates    $ 4,849,380      28%     $2,084,185       13%
     Fund VII and VIII Associates           4,032,669      62       3,702,179       78
     Fund VIII and IX Associates            4,905,482      50               0        0
                                         ------------             ------------
                                          $13,787,531              $5,786,364
                                         ============             ============

     The following is a roll forward of the Partnership's investment in the joint ventures for the year ended December 31, 1996 and the 11 months ended December 31, 1995:

                                                              1996           1995
                                                          ------------   ------------
     Investment in joint ventures, beginning of period    $ 5,786,364     $        0
     Equity in income of joint ventures                       241,819         28,377
     Contributions to joint ventures                        8,202,913      5,802,126
     Distributions from joint ventures                       (443,565)       (44,139)
                                                          ------------   ------------
     Investment in joint ventures, end of period          $13,787,531     $5,786,364
                                                          ============   ============

     FUND VI, VII, AND VIII ASSOCIATES

     On April 17, 1995, the Partnership entered into a joint venture with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square-foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. The land is currently under development.

     During 1996, Fund VI and Fund VII each withdrew $500,000 from the joint venture in order to contribute needed funds to the Fund II, III, VI, and VII Associates joint venture. In addition, $23,160 and $21,739, respectively, of deferred project costs related to these funds were unapplied when the contribution were withdrawn. The Partnership made an additional contribution of $2,815,965, which included $115,965 of deferred project costs that were applied. Ownership percentages were recomputed accordingly.

     Following are the financial statements for Fund VIII and IX Associates:

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                               DECEMBER 31, 1996

                                                              Assets


                                                                         1996                    1995
                                                                    ------------             -------------
Nonoperating real estate assets, at cost:
     Land                                                            $ 3,159,929               $ 4,461,818
     Construction in progress                                          4,587,178                 4,430,443
                                                                    ------------             -------------
          Total nonoperating real estate assets                        7,747,107                 8,892,261
                                                                    ------------             -------------
Operating real estate assets, at cost:
     Land                                                              1,301,890                         0
     Building and improvements, less accumulated
       depreciation of $290,407 in 1996                                7,004,986                         0
                                                                    ------------             -------------
          Total operating real estate assets                           8,306,876                         0
                                                                    ------------             -------------
          Total real estate assets                                    16,053,983                 8,892,261
Cash and cash equivalents                                                929,683                 7,347,927
Accounts receivable                                                       27,851                    33,000
Prepaid expenses and other assets                                        691,741                   264,378
                                                                    ------------             -------------
          Total assets                                               $17,703,258               $16,537,566
                                                                    ============             =============

                       Liabilities and Partners' Capital

Liabilities:
     Accounts payable                                                $   203,275               $   772,999
     Partnership distributions payable                                   268,656                   107,590
     Due to affiliates                                                     1,555                         0
                                                                    ------------             -------------
          Total liabilities                                              473,486                   880,589
Partners' capital:
     Wells Real Estate Fund VI                                         6,268,458                 6,866,299
     Wells Real Estate Fund VII                                        6,111,934                 6,706,493
     Wells Real Estate Fund VIII                                       4,849,380                 2,084,185
                                                                    ------------             -------------
          Total partners' capital                                     17,229,772                15,656,977
                                                                    ------------             -------------
          Total liabilities and partners' capital                    $17,703,258               $16,537,566
                                                                    ============             =============

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                             TO DECEMBER 31, 1995

                                                         1996        1995
                                                       ----------  ----------
Revenues:
     Rental income                                     $  876,711  $        0
     Interest income                                      147,581     270,723
     Other income                                             150           0
                                                        ---------   ---------
                                                        1,024,442     270,723
                                                        ---------   ---------
Expenses:
     Depreciation                                         290,407           0
     Operating costs                                      262,090      12,792
     Lease acquisition costs                               50,388           0
     Management and leasing fees                           48,942           0
     Legal and accounting                                  17,251           0
     Property administration                               15,975      10,980
     Computer costs                                           642           0
                                                        ---------   ---------
                                                          685,695      23,772
                                                        ---------   ---------
Net income                                             $  338,747  $  246,951
                                                        =========   =========

Net income allocated to Wells Real Estate Fund VI      $  134,875  $  108,199
                                                        =========   =========

Net income allocated to Wells Real Estate Fund VII     $  131,609  $  105,848
                                                        =========   =========

Net income allocated to Wells Real Estate Fund VIII    $   72,263  $   32,904
                                                        =========   =========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                 FOR THE PERIOD FROM INCEPTION (APRIL 17, 1996)
                              TO DECEMBER 31, 1995

                                   WELLS REAL  WELLS REAL   WELLS REAL     TOTAL
                                     ESTATE      ESTATE       ESTATE      PARTNER
                                    FUND VI     FUND VII    FUND VIII     CAPITAL
                                   ----------  ----------   ----------  -----------
Balance, April 17, 1995            $        0  $        0   $        0  $         0
     Net income                       108,199     105,848       32,904      246,951
     Partnership contributions      6,871,903   6,711,976    2,085,890   15,669,769
     Partnership distributions       (113,803)   (111,331)     (34,609)    (259,743)
                                   ----------  ----------   ----------  -----------
Balance, December 31, 1995          6,866,299   6,706,493    2,084,185   15,656,977
     Net income                       134,875     131,609       72,263      338,747
     Partnership contributions              0           0    2,815,965    2,815,965
     Partnership distributions       (209,556)   (204,429)    (123,033)    (537,018)
     Return of contributions         (523,160)   (521,739)           0   (1,044,899)
                                   ----------  ----------   ----------  -----------
Balance, December 31, 1996         $6,268,458  $6,111,934   $4,849,380  $17,229,772
                                   ==========  ==========   ==========  ===========

                       FUND VI, VII, AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995)
                             TO DECEMBER 31, 1995

                                                                                          1996           1995
                                                                                     -------------  -------------
Cash flows from operating activities:
  Net income                                                                         $    338,747   $   246,951
                                                                                     -------------  -------------
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation                                                                       290,407             0
       Changes in assets and liabilities:
           Accounts receivable                                                              5,149       (33,000)
           Prepaid expenses and other assets                                             (427,363)     (264,378)
           Accounts payable                                                                37,480             0
           Due to affiliates                                                                1,555             0
                                                                                     -------------  -------------
            Total adjustments                                                             (92,772)     (297,378)
                                                                                     -------------  -------------
            Net cash provided by (used in) operating activities                           245,975       (50,427)
                                                                                     -------------  -------------
Cash flows from investing activities:
  (Decrease) increase in construction payables                                           (607,204)      772,999
  Investment in real estate                                                            (7,381,063)   (8,892,261)
                                                                                     -------------  -------------
            Net cash used for investing activities                                     (7,988,267)   (8,119,262)
                                                                                     -------------  -------------
Cash flows from financing activities:
  Contributions received from joint venture partners                                    2,700,000    15,669,769
  Return of contributions from joint venture partners                                  (1,000,000)            0
  Distributions to joint venture partners                                                (375,952)     (152,153)
                                                                                     -------------  -------------
            Net cash provided by financing activities                                   1,324,048    15,517,616
                                                                                     -------------  -------------
Net (decrease) increase in cash and cash equivalents                                   (6,418,244)    7,347,927
Cash and cash equivalents, beginning of period                                          7,347,927             0
                                                                                     -------------  -------------
Cash and cash equivalents, end of period                                             $    929,683   $ 7,347,927
                                                                                     =============  =============
Supplemental disclosure of noncash items:
  Deferred project costs contributed by partners, net                                $     71,066   $   669,769
                                                                                     =============  =============

     FUND VII AND VIII ASSOCIATES

     On February 10, 1995, the Partnership entered into a joint venture agreement with Fund VII. The joint venture, Fund VII and VIII Associates, was formed to acquire, develop, operate, and sell real properties. During 1995, the joint venture purchased a 5-acre parcel of land in Gainesville, Alachua County, Florida. A 62,975-square-foot office building was constructed and began operations during 1995. In April 1996, Fund VII contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon to the joint venture for the development of a 12,000 square foot, single-story combination retail/office building. The building was completed and commenced operations in 1996.

     Following are the financial statements for Fund VII and VIII Associates:


                         FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets

                                                             1996        1995
                                                          ----------  ----------
Real estate assets, at cost:
  Land                                                    $  822,320  $  288,058
  Building and improvements, less accumulated
   depreciation of $235,083 in 1996 and $15,609 in 1995    5,250,058   4,464,057
  Personal property, less accumulated depreciation of
   $32,270 in 1996 and $2,482 in 1995                        265,613     295,401
  Construction in progress                                     6,186           0
                                                          ----------  ----------
      Total real estate assets                             6,344,177   5,047,516
  Cash and cash equivalents                                  248,432           0
  Accounts receivable                                              0      15,995
  Prepaid expenses and other assets                           71,963           0
                                                          ----------  ----------
      Total assets                                        $6,664,572  $5,063,511
                                                          ==========  ==========

                     Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                        $   51,293  $  285,787
  Partnership distributions payable                          106,136      12,265
  Due to affiliates                                                0         960
                                                          ----------  ----------
      Total liabilities                                      157,429     299,012
                                                          ----------  ----------
Partners' capital:
  Wells Real Estate Fund VII                               2,474,474   1,062,320
  Wells Real Estate Fund VIII                              4,032,669   3,702,179
                                                          ----------  ----------
      Total partners' capital                              6,507,143   4,764,499
                                                          ----------  ----------
      Total liabilities and partners' capital             $6,664,572  $5,063,511
                                                          ==========  ==========

                         FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
      THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                         1996        1995
                                                                      ----------  ---------
Revenues:
  Rental income                                                        $583,264    $15,995
  Other income                                                              320          0
                                                                      ----------  ---------
                                                                        583,584     15,995
                                                                      ----------  ---------
Expenses:
  Depreciation                                                          249,262     18,091
  Management and leasing fees                                            57,590        960
  Lease acquisition costs                                                31,060          0
  Legal and accounting                                                   23,554          0
  Property administration                                                17,202          0
  Computer costs                                                          2,073          0
  Operating costs, net of reimbursements                                (14,588)     2,770
                                                                      ----------  ---------
                                                                        366,153     21,821
                                                                      ----------  ---------
Net income (loss)                                                      $217,431    $(5,826)
                                                                      ==========  =========

Net income (loss) allocated to Wells Real Estate Fund VII              $ 70,767    $(1,299)
                                                                      ==========  =========
Net income (loss) allocated to Wells Real Estate Fund VIII             $146,664    $(4,527)
                                                                      ==========  =========

                         FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF PARTNERS' CAPITAL
                 FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
      THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995




                                                     WELLS REAL    WELLS REAL   TOTAL
                                                       ESTATE        ESTATE    PARTNERS'
                                                      FUND VII      FUND VIII   CAPITAL
                                                     ----------- ------------ -----------
Balance, February 10, 1995                           $        0  $         0  $        0
   Net loss                                              (1,299)      (4,527)     (5,826)
   Partnership contributions                          1,066,354    3,716,236   4,782,590
   Partnership distributions                             (2,735)      (9,530)    (12,265)
                                                     -----------  ----------- -----------
Balance, December 31, 1995                            1,062,320    3,702,179   4,764,499
   Net income                                            70,767      146,664     217,431
   Partnership contributions                          1,487,301      458,393   1,945,694
   Partnership distributions                           (145,914)    (274,567)   (420,481)
                                                     -----------  ----------- -----------
Balance, December 31, 1996                           $2,474,474   $4,032,669  $6,507,143
                                                     ===========  =========== ===========

                         FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF CASH FLOWS
                 FOR THE YEAR ENDED DECEMBER 31, 1996 AND FOR
      THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                            1996                 1995
                                                                      -----------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                       $  217,431       $     (5,826)
                                                                      -----------------   ----------------
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                            249,262             18,091
     Changes in assets and liabilities:
       Accounts receivable                                                    15,995            (15,995)
       Prepaid expenses and other assets                                     (71,963)                 0
       Accounts payable                                                       51,293                  0
       Due to affiliates                                                        (960)               960
                                                                      -----------------   ----------------
         Total adjustments                                                   243,627              3,056
                                                                      -----------------   ----------------
         Net cash provided by (used in) operating activities                 461,058             (2,770)
                                                                      -----------------   ----------------
Cash flows from investing activities:
  (Decrease) increase in construction payables                              (285,787)           285,787
  Investment in real estate                                                 (136,623)        (4,868,154)
  Contributions from partners                                                536,394          4,585,137
                                                                      -----------------   ----------------
         Net cash provided by investing activities                           113,984              2,770
                                                                      -----------------   ----------------
Cash flows from financing activities:
  Distributions from joint venture partners                                 (326,610)                 0
                                                                      -----------------   ----------------
Net increase in cash and cash equivalents                                    248,432                  0
Cash and cash equivalents, beginning of year                                       0                  0
                                                                      -----------------   ----------------
Cash and cash equivalents, end of year                                    $  248,432       $          0
                                                                      =================   ================
Supplemental disclosure of noncash activities:
  Deferred project costs applied by partners, net of deferred
    projects costs transferred                                            $   37,387       $    197,453
                                                                       =================   ================
  Contribution of real estate assets                                      $1,371,913       $          0
                                                                      =================   ================


     FUND VIII AND IX ASSOCIATES

     On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund IX, L.P. The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The majority of the parcel is currently under development. On October 10, 1996, the joint venture purchased a

40,000-square-foot, one-story office building, known as the Dallas property, in Farmers Branch, Texas.

Following are the financial statements for Fund VIII and IX Associates:


                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEET
                               DECEMBER 31, 1996

                                     Assets

Nonoperating real estate assets, at cost:
  Land                                             $     896,698
  Construction in progress                             4,340,033
                                                  --------------
       Total nonoperating real estate assets           5,236,731
                                                  --------------

Operating real estate assets, at cost:
  Land                                                   677,914

Building and improvements, less accumulated
  depreciation of $50,444 in 1996                      3,938,508
                                                  --------------
       Total operating real estate assets              4,616,422
                                                  --------------
       Total real estate assets                        9,853,153
Cash and cash equivalents                                675,353
Accounts receivable                                        7,489
                                                  --------------
       Total assets                                $  10,535,995
                                                  ==============


                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                 $     608,622
  Partnership distributions payable                       92,163
                                                  --------------
       Total liabilities                                 700,785
                                                  --------------
Partners' capital:
  Wells Real Estate Fund VIII                          4,905,482
  Wells Real Estate Fund IX                            4,929,728
                                                  --------------
       Total partners' capital                         9,835,210
                                                  --------------
       Total liabilities and partners' capital     $  10,535,995
                                                  ==============

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENT OF INCOME
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996


Revenues:
  Rental income                                        $ 101,277
                                                      -----------
Expenses:
  Depreciation                                            50,444
  Management and leasing fees                              3,884
  Property administration                                  1,050
                                                      -----------
                                                          55,378
                                                      -----------
Net income                                             $  45,899
                                                      ===========
Net income allocated to Wells Real Estate Fund VIII    $  22,892
                                                      ===========
Net income allocated to Wells Real Estate Fund IX      $  23,007
                                                      ===========



                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                         STATEMENT OF PARTNERS' CAPITAL
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996

                             WELLS REAL      WELLS REAL           TOTAL
                               ESTATE          ESTATE           PARTNERS'
                             FUND VIII         FUND IX           CAPITAL
Balance, June 10, 1996      $        0        $        0       $        0
Net income                  $   22,892            23,007           45,899
Partnership contributions    4,928,555         4,952,919        9,881,474
Partnership distributions      (45,965)          (46,198)         (92,163)
                           ------------      ------------     ------------
Balance, December 31, 1996  $4,905,482        $4,929,728       $9,835,210
                           ============      ============     ============

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996


Cash flows from operating activities:
  Net income                                           $     45,899
                                                      --------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                             50,444
    Changes in assets and liabilities:
     Accounts receivable                                     (7,489)
     Accounts payable                                           520
                                                      --------------
       Total adjustments                                     43,475
                                                      --------------
       Net cash provided by operating activities             89,374
                                                      --------------
Cash flows from investing activities:
  Increase in construction payables                         608,102
  Investment in real estate                              (9,489,739)
                                                      --------------
       Net cash used for investing activities            (8,881,637)
                                                      --------------
Cash flows from financing activities:
  Contributions from joint venture partners               9,467,616
                                                      --------------
Net increase in cash and cash equivalents                   675,353
Cash and cash equivalents, beginning of period                    0
                                                      --------------
Cash and cash equivalents, end of period               $    675,353
                                                      ==============

Supplemental disclosure of noncash activities:
  Deferred project costs applied by partners           $    413,858
                                                      ==============

6.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the year ended December 31, 1996 and for the period from inception (February 10, 1995) to December 31, 1995 were calculated as follows:

                                                                                          1996                1995
                                                                                      -------------       ------------
Financial statement net income                                                         $  936,590           $273,914
Increase in net income resulting from:
   Depreciation expense for financial reporting purposes in
     excess of amounts for income tax purposes                                             94,314              8,699
   Expenses added when paid for income tax purposes,
     accrued for financial reporting purposes                                               1,365            121,735
   Other                                                                                  (22,932)                 0
   Rental income accrued for financial reporting purposes in
     excess of amounts for income tax purposes                                             (7,363)                 0
                                                                                      -------------       ------------
Income tax basis net income                                                            $1,001,974           $404,348
                                                                                      =============       ============

     The Partnership's income tax basis partners' capital at December 31, 1996 and 1995 was computed as follows:

                                                                                          1996                1995
                                                                                      -------------      -------------
Financial statement partners' capital                                                  $27,030,780        $25,632,698
Depreciation expense for financial reporting purposes in excess of
  amounts for income tax purposes                                                          103,013              8,699
Increase in partners' capital resulting from:
  Capitalization of syndication costs for income tax purposes, which are
    accounted for as cost of capital for financial reporting purposes                    4,774,787          4,490,432
  Accumulated expenses deductible when paid for income tax purposes,
    accrued for financial reporting purposes                                                65,759            121,735
  Rental income accrued for financial reporting purposes in excess of
    amounts for income tax purposes                                                         (7,363)                 0
  Partnership's distributions payable                                                      317,453            296,171
                                                                                      -------------      -------------
Income tax basis partners' capital                                                     $32,284,429        $30,549,735
                                                                                      =============      =============

7.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1996 is as follows:

                    Year ending December 31:
                         1997                                         $ 1,486,832
                         1998                                           1,692,818
                         1999                                           1,697,001
                         2000                                           1,701,072
                         2001                                           1,664,356
                      Thereafter                                       10,366,429
                                                                     -------------
                                                                      $18,608,508
                                                                     =============

     Two significant tenant contributed 55% and 23% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1996. In addition, five significant tenants will contribute approximately 24%, 20%, 19%, 18% and 15% of future minimum rental income.

     The future minimum rental income due Fund VI, VII and VIII Associates under noncanceable operating leases, including those leases signed at properties under construction, at December 31, 1996 is as follows:

                    Year ending December 31:
                         1997                                         $ 1,907,377
                         1998                                           2,002,460
                         1999                                           2,004,859
                         2000                                           2,006,856
                         2001                                           1,865,797
                      Thereafter                                       12,647,664
                                                                        2,572,705
                                                                     -------------
                                                                      $22,435,013
                                                                     =============

     Two significant tenants contributed approximately 75% and 25% of revenues for the year ended to December 31, 1996. In addition, two significant tenants will contribute approximately 55% and 45% of future minimum rental income.

     The future minimum rental income due Fund VII and VIII Associates under noncanceable operating leases at December 31, 1996 is as follows:

                    Year ending December 31:
                         1997                                         $  623,623
                         1998                                            623,623
                         1999                                            628,138
                         2000                                            632,653
                         2001                                            632,653
                                                                     -------------
                      Thereafter                                      $5,713,395
                                                                     =============

     One significant tenant contributed 91% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 83% and 17% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases, including those leases signed at properties under construction, as of December 31, 1996 is as follows:

          Year ending December 31:
              1997                          $   933,126
              1998                            1,292,501
              1999                            1,292,501
              2000                            1,292,501
              2001                            1,298,501
              Thereafter                      9,639,301
                                           -------------
                                            $15,748,431
                                           =============

     One significant tenant contributed 100% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 58% and 42% of future minimum rental income.


  8. QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1996:

                                                                                 1996 QUARTERS ENDED
                                                              -------------------------------------------------------
                                                               MARCH 31     JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                              ----------   ---------    --------------    ------------
Revenues                                                       $294,408     $257,476       $261,798        $244,012
Net income                                                      267,598      221,278        229,270         218,444
Net income allocated to general partners                           (297)           0              0               0
Net income allocated to Class A limited partners                317,233      273,502        293,936         322,869
Net loss allocated to Class B limited partners                  (49,338)     (52,224)       (64,666)       (104,425)
Net income per weighted average Class A
  limited partner unit outstanding                                $0.12        $0.11          $0.11           $0.12
Net loss per weighted average Class B
  limited partner unit outstanding                                (0.09)       (0.09)         (0.10)          (0.19)
Cash distribution per weighted average
    Class A limited partner unit outstanding                       0.11         0.10           0.11            0.12

                                                                               1995 QUARTER ENDED
                                                              --------------------------------------------------------
                                                               MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                              ----------    ---------    --------------   ------------
Revenues                                                         $3,000      $72,371        $121,518       $205,539
Net (loss) income                                                (6,232)      18,606          97,386        164,154
Net (loss) income allocated to general partners                     (62)          62               0           (203)
Net income allocated to Class A limited
  partners                                                            0       12,374          97,386        184,461
Net (loss) income allocated to Class B limited partners          (6,170)       6,170               0        (20,104)
Net income per weighted average Class A
  limited partner unit outstanding                                $0.00        $0.03           $0.13          $0.12
Net (loss) income per weighted average Class B
  limited partner unit outstanding                                (0.15)        0.15            0.00          (0.03)
Cash distribution per weighted average
    Class A limited partner unit outstanding                       0.00         0.00            0.00           0.28

  9. COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership. In the normal course of business, the Partnership may become subject to such litigation or claims.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                            INITIAL COST
                                                  ---------------------------           COSTS OF
                                                               BUILDINGS AND          CAPITALIZED
     DESCRIPTION              ENCUMBRANCES           LAND      IMPROVEMENTS           IMPROVEMENTS
------------------------      ------------        ----------- ---------------        --------------
BELLSOUTH PROPERTY (A)             None            $1,244,256        $      0           $ 7,353,027

TANGLEWOOD COMMONS (B)             None             3,020,040               0             4,727,066

GAINESVILLE PROPERTY (C)           None               222,627               0             4,870,416

HANNOVER PROPERTY (D)              None               512,001         869,037               137,449

TCI-DALLAS PROPERTY (E)            None               650,000               0             4,016,866

CELLULAR ONE PROPERTY (F)          None               833,942               0             4,402,789
                                                  ----------- ---------------        --------------
 Total                                             $6,482,866        $869,037           $25,507,613
                                                  =========== ===============        ==============

                              GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                           --------------------------------------------------------
                                         BUILDINGS AND  CONSTRUCTION                  ACCUMULATED
     DESCRIPTION              LAND       IMPROVEMENTS    IN PROGRESS      TOTAL       DEPRECIATION
------------------------   ----------- --------------- -------------- ------------- ---------------
BELLSOUTH PROPERTY (A)      $1,301,890     $ 7,295,393     $        0   $ 8,597,283        $290,407

TANGLEWOOD COMMONS (B)       3,159,928               0      4,587,178     7,747,106               0

GAINESVILLE PROPERTY (C)       288,058       4,801,785          3,200     5,093,043         235,963

HANNOVER PROPERTY (D)          534,262         981,239          2,986     1,518,487          31,390

TCI-DALLAS PROPERTY (E)        677,914       3,988,952              0     4,666,866          50,444

CELLULAR ONE PROPERTY (F)      896,698               0      4,340,033     5,236,731               0
                           ----------- --------------- -------------- ------------- ---------------
 Total                      $6,858,750     $17,067,369     $8,933,397   $32,859,516        $608,204
                           =========== =============== ============== ============= ===============

                                                                        LIFE ON WHICH
                                 DATE OF              DATE             DEPRECIATION IS
     DESCRIPTION               CONSTRUCTION         ACQUIRED            COMPUTED (G)
------------------------      --------------      ------------      -------------------
BELLSOUTH PROPERTY (A)              1996              04/25/95          20 to 25 years

TANGLEWOOD COMMONS (B)                                05/30/95          20 to 25 years

GAINESVILLE PROPERTY (C)            1995              01/20/95          20 to 25 years

HANNOVER PROPERTY (D)               1996              01/16/95          20 to 25 years

TCI-DALLAS PROPERTY (E)             1996              10/10/96          20 to 25 years

CELLULAR ONE PROPERTY (F)                             06/19/96          20 to 25 years

(a) The BellSouth Property co nsists of a four-story office building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 28% interest in Fund VI, VII, and VIII Associates at December 31, 1996.

(b) Tanglewood Commons is a 14.68-acre tract of real property under construction in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 28% interest in Fund VI, VII, and VIII Associates at December 31, 1996.

(c) The Gainesville Property consists of a two-story building located in Gainesville, Florida. It is owned by Fund VII and VIII Associates. The Partnership owned a 62% interest in Fund VII and VIII Associates at December 31, 1996.

(d) The Hannover Property consists of a one-story building located in Stockbridge, Georgia. It is owned by Fund VII and VIII Associates. The Partnership owned a 62% interest in Fund VII and VIII Associates at December 31, 1996.

(e) The Dallas Property consists of a one-story office building located in Farmers Branch, Texas. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1996.

(f) The Cellular One Property is a 7.09-acre tract of real property under construction in Madison, Wisconsin. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1996.

(g) Depreciation lives used for buildings are 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996




                                                        ACCUMULATED
                                           COST         DEPRECIATION
                                        -----------    ---------------
BALANCE AT DECEMBER 31, 1994            $         0           $      0

     1995 additions                      13,659,985             18,091
                                        -----------    ---------------
BALANCE AT DECEMBER 31, 1995             13,659,985             18,091

     1996 additions                      19,199,531            590,113
                                        -----------    ---------------
BALANCE AT DECEMBER 31, 1996            $32,859,516           $608,204
                                        ===========    ===============