Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND VIII LP
filed 1997-05-13
CIK 929920

     SECURITIES AND EXCHANGE COMMISSIONSECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended         March 31, 1997  or
                               -------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from__________________to__________________

Commission file number          0-27888
                      -----------------

   Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

  Georgia                                58-2126618
----------------                     ------------------
(State of other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                         30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
      ---       ---

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund VIII, L.P.
                       ---------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                        Balance Sheets - March 31, 1997
                        and December 31, 1996........................      3

                        Statements of Income for the Three
                        Months Ended March 31, 1997
                        and 1996.....................................      4

                        Statement of Partners' Capital
                        for the Year Ended December 31, 1996,
                        and the Three Months Ended March 31, 1997....      5

                        Statements of Cash Flows for the Three Months
                        Ended March 31, 1997 and 1996................      6

                        Condensed Notes to Financial Statements......      7

          Item 2. Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations...................................      11

PART II.  OTHER INFORMATION..........................................      20

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                  Assets                     March 31, 1997        December 31, 1996
                  ------                     --------------        -----------------
Investment in joint ventures (Note 2)         $  22,705,744        $       13,787,531
Cash and cash equivalents                         3,903,619                12,716,219
Due from affiliates                                 231,707                   187,433
Deferred project costs                              325,991                   697,301
Organization costs, less accumulated
  amortization of $12,500 in December 1996
  and $14,062 in March 1997                          17,188                    18,750
Prepaid expenses and other assets                    20,000                    99,000
                                                -----------               -----------

          Total assets                        $  27,204,249        $       27,506,234
                                                ===========               ===========



Liabilities and Partners' Capital
---------------------------------

         Liabilities:
  Accounts payable and accrued expenses       $           0        $            5,500
  Partnership distribution payable                  274,285                   317,453
  Due to affiliates                                       0                   152,501
                                                -----------               -----------

           Total liabilities                        274,285                   475,454
                                                -----------               -----------



Partners' capital:
    Limited partners:

      Class A - 2,624,848 units
       outstanding                               22,438,084                22,367,784
      Class B - 578,421 units
       outstanding                                4,491,780                 4,662,896
      Original limited partner                          100                       100
                                                -----------               -----------
               Total partners' capital           26,929,964                27,030,780
                                                -----------               -----------

               Total liabilities and
                partners' capital             $  27,204,249       $        27,506,234
                                                ===========               ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME



                                                        Three Months Ended
                                                        ------------------

                                                   March 31, 1997   March 31, 1996
                                                   --------------   --------------
Revenues:
  Equity in  income of joint ventures  (Note 2)         $ 132,452         $ 63,591
  Interest income                                          84,314          230,817
                                                        ---------         --------
                                                          216,766          294,408

Expenses:
  Legal and accounting                                      8,190            4,519
  Computer costs                                            2,693            1,006
  Partnership administration                               22,541           19,723
  Amortization of organization costs                        1,562            1,562
                                                        ---------         --------
                                                           34,986           26,810
                                                        ---------         --------

  Net income                                            $ 181,780         $267,598
                                                        =========         ========

Net loss allocated to General Partners                  $       0         $   (297)

Net income allocated to
  Class A Limited Partners                              $ 327,726         $317,233

Net loss allocated to
  Class B Limited Partners                              $(145,946)        $(49,338)

Net income per weighted average
  Class A Limited Partner Unit                          $     .12         $    .12

Net loss per weighted average
  Class B Limited Partner Unit                          $    (.25)        $   (.09)

Cash distribution per
  Class A Limited Partner Unit                          $     .10         $    .11

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1996 AND  THREE MONTHS ENDED
                                 MARCH 31, 1997


                                                            LIMITED PARTNERS
                                               -------------------------------------------
                                               CLASS A                             CLASS B                          TOTAL
                                                                                                       GENERAL     PARTNERS'
                                      ORIGINAL        UNITS       AMOUNTS       UNITS       AMOUNTS    PARTNERS     CAPITAL
                                  ----------------  ----------  ------------  ----------  -----------  ---------  ------------
BALANCE,
 DECEMBER 31, 1995                          $  100  2,456,287   $20,902,202     558,167   $4,730,099      $ 297   $25,632,698

 Net income (loss)                               0          0     1,207,540           0     (270,653)      (297)      936,590
 Limited partner contributions                   0    166,349     1,642,845      23,466      255,302          0     1,898,147
 Partnership distributions                       0          0    (1,152,299)          0            0          0    (1,152,299)
 Sales commissions and
  discounts                                      0          0      (154,881)          0      (34,568)         0      (189,449)
 Other offering expenses                         0          0       (77,623)          0      (17,284)         0       (94,907)
                                            ------  ---------   -----------     -------   ----------      -----   -----------
BALANCE,
 DECEMBER 31, 1996                             100  2,622,636    22,367,784     581,633    4,662,896          0    27,030,780

 Net income (loss)                               0          0       327,726           0     (145,946)         0       181,780
 Partnership distributions                       0          0      (274,096)          0            0          0      (274,096)
 Class B conversion elections                           3,212        25,170      (3,212)     (25,170)         0             0
 Repurchase of limited
  partners units                                 0     (1,000)       (8,500)          0            0          0        (8,500)
                                            ------  ---------   -----------     -------   ----------      -----   -----------
BALANCE,
 MARCH 31, 1997                             $  100  2,624,848   $22,438,084     578,421   $4,491,780      $   0   $26,929,964
                                            ======  =========   ===========     =======   ==========      =====   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                              For the Three Months Ended
                                          ----------------------------------
                                           March 31, 1997    March 31, 1996
                                          ----------------  ----------------
Cash flow from operating activities:
 Net income                                   $   181,780       $   267,598
  Adjustments to reconcile net income
   to net
      cash used in operating activities:
            Equity in income of joint
             ventures                            (132,452)          (63,591)
         Distributions received from
          joint ventures                          187,433            14,322

         Distributions to partners from
              accumulated earnings               (317,265)         (295,925)
         Amortization of organization
          costs                                     1,562             1,562
  Changes in assets and liabilities:
         Prepaid expenses and other
          assets                                   29,000           (10,000)
         Accounts payable                          (5,500)           (3,000)
      Due to affiliates                          (152,501)          (42,527)
                                              -----------       -----------
        Net cash used in operating
               activities                        (207,943)         (131,561)
                                              -----------       -----------
 Cash flow from investing activities:
         Investment in joint ventures          (8,596,158)         (289,518)
         Deferred project costs paid                    0           (66,435)
                                              -----------       -----------
           Net cash used in investing
            activities                         (8,596,158)         (355,953)
                                              -----------       -----------
 Cash flows from financing activities:
             Limited partners'
              contributions                             0         1,898,147
             Sales commissions paid                     0          (369,852)
             Offering costs paid                        0           (94,907)
             Return of limited partners'
                 investment                        (8,500)                0
                                              -----------       -----------
            Net cash (used in) provided
                     by financing
                      activities                   (8,500)        1,433,388
                                              -----------       -----------
 Net (decrease)increase cash and cash
       equivalents                             (8,812,601)          945,874

 Cash and cash equivalents, beginning
  of year                                      12,716,220        19,441,918
                                              -----------       -----------
 Cash and cash equivalents, end of
  period                                      $ 3,903,619       $20,387,792
                                              ===========       ===========
 Supplemental disclosure of noncash
      investing activities:
               Deferred project costs
                applied to
                 joint venture property       $   371,310       $    12,433
                                              ===========       ===========

                       WELLS REAL ESTATE FUND VIII, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                                March 31, 1997

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

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 4, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units, and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners respectively, for total Limited Partner capital contributions of $32,042,689.

The Partnership owns an interest in the following properties through its equity ownership in the following joint ventures: (i) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (ii) Fund VI, Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture").

As of March 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building under construction in Madison, Wisconsin (the "Cellular One"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-IX Joint Venture.

All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

(b) Basis of Presentation
-------------------------
The financial statements of Wells Real Estate Fund VIII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

2)   Investment in Joint Ventures
     ----------------------------

The Partnership owns interests in six office buildings and two retail centers through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1997:

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1996, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on February 26, 1997 on a 12.48 acre tract. The remaining 2.2 acre portion of the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

The Matsushita Building
-----------------------

On January 10, 1997, Fund VIII and Fund IX Associates (the "Fund VIII-IX Joint Venture") acquired a two story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building").

The Fund VIII-IX Joint Venture purchased the Matsushita Building from Magellan Bake Parkway Limited Partnership (the "Seller"). The total consideration paid to the Seller for the Matsushita Building was $7,193,000 excluding acquisition expenses.

The Matsushita Building was originally constructed in 1984 and was completely refurbished in 1996. The entire Matsushita Building is currently under a net lease dated April 29, 1996 (the "Lease") to Matsushita Avionics Systems Corporation, a Delaware corporation ("Matsushita Avionics"), which Lease was assigned to the Fund VIII-IX Joint Venture at the closing. The Lease currently expires in September 2003, and Matsushita Avionics has the option to extend the Lease for two additional five-year periods.

The Lease provides that Matsushita Avionics' rental payment obligations do not commence until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease will be $45,879.47 through the 12th month of the lease term.
The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is
$61,831.58.   The base rental payable during the option periods, if Matsushita
Avionics exercises its option to extend the Lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

The funds used by the Fund VIII-IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII-IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX made capital contributions of approximately $3,613,883 and $3,628,109 respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII-IX Joint Venture with respect to the Matsushita Building of approximately $7,241,992.

For additional information regarding the Matsushita Building, refer to the Form 8-K of Wells Real Estate Fund VIII, L.P. dated January 10, 1997 (Commission File No. 0-27888).

The Cirrus Logic Building
-------------------------

On February 20, 1997, the Fund VIII-IX Joint Venture acquired an approximately
4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area (the "Denver Property"). A two-story office building containing approximately 49,460 rentable square feet is currently being developed and constructed on the Denver Property (the "Project"). The Denver Property is part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies.

The Fund VIII-IX Joint Venture purchased the Denver Property from ORIX Prime West Broomfield II Venture (the "Seller"). The purchase price paid to the Seller for the Denver Property was $7,029,000 excluding acquisition costs.

Construction of the Cirrus Logic building was substantially completed in March 1997 with Cirrus Logic, Inc. occupying the entire building.

Cirrus Logic is a Nasdaq-listed corporation and will use the leased premises as office space for employees who design computer chips for the company's mass storage division. The Lease, as well as Cirrus Logic's obligation to pay rent, commenced on the date upon which Cirrus Logic took occupancy of the building. The Lease provides for a term of 15 years from the commencement date. Cirrus Logic has the option to renew the Lease for two additional terms of five years each. The base rental payable during any such extended term would be 95% of the then current market rental rate for comparable office buildings in the Boulder County area.

The initial base annual rent payable by Cirrus Logic under the Lease is equal to 10.29% of the costs related to acquiring the Denver Property and constructing the Project; however, in no event shall the initial base annual rent exceed $13.81 per square foot of leasable space. The base annual rent derived from this formula will be increased by 10% beginning with the sixth year of the Lease and will be increased another 10% beginning with the eleventh year of the Lease. It is estimated that the initial base annual rent will equate to approximately $13.50 per square foot of leasable space. Under this estimate, Cirrus Logic will pay approximately $667,755 per year in base rent pursuant to the Lease.

Under the Lease, Cirrus Logic is responsible for all utilities, cleaning taxes and other operating expenses and for maintaining property and liability
insurance on the Denver Property.   The Fund VIII-IX Joint Venture shall
maintain for its own benefit liability insurance for the Denver Property as well as insurance for fire, vandalism and malicious mischief.

The funds used by the Fund VIII-IX Joint Venture to acquire the Denver Property were derived entirely from capital contributions made to the Fund VIII-IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX each made capital contributions of approximately $3,532,275 to fund the purchase of the property, for total capital contributions to the Fund VIII-IX Joint Venture with respect to the property of approximately $7,064,550.

For additional information regarding the Cirrus Logic Building, refer to the Form 8-K of Wells Real Estate Fund VIII, L.P. dated February 20, 1997 (Commission File No. 0-27888).

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $216,766 for the three months ended March 31, 1997, as compared to $294,408 for the three months ended March 31, 1996.
The decrease was attributable primarily to decreased interest income earned on funds held by the Partnership prior to the investment in joint venture offset partially by increased income from joint ventures. Expenses of the Partnership increased to $34,986 for the three months ended March 31, 1997 as compared to $26,810 for the same period in 1996, as the result of increased activity
primarily in accounting and partnership administrative costs.   Net income of
the Partnership was $181,780 for the three months ended March 31, 1997, as compared to $267,598 for the three months ended March 31, 1996.

The Partnership's net cash used by operating activities increased to $207,943 for 1997 as compared to $131,561 for 1996. The increase is due primarily to decreased interest earned on funds held by the Partnership prior to investment in properties and payments to affiliates offset partially by distributions received from joint ventures. Net cash used in investing activities increased to $8,596,158 for 1997 from $355,953 in 1996 due primarily to additional investments in joint ventures. Net cash provided by financing activities decreased from 1996 due to the termination of the offering on January 4, 1996. Cash and cash equivalents decreased from $20,387,792 for the three months ended March 31, 1996 to $3,903,619 for the same period in 1997.

The Partnership's distributions from Net Cash From Operations accrued to Class A Unit holders for the first quarter of 1997 was $0.10 per weighted average unit as compared to $.11 for the first quarter of 1996.

PROPERTY OPERATIONS
-------------------

As of March 31, 1997, the Partnership owned interests in the following operational properties:

     CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
     -----------------------------------------------------------

                                                 Three Months Ended
                                          --------------------------------
                                          March 31, 1997   March 31, 1996
                                          ---------------  ---------------
Revenues:
  Rental Income                                $ 132,578         $136,542

Expenses:
  Depreciation                                    51,584           54,337
  Management & leasing expenses                   21,309           13,398
  Other operating expenses                      ( 19,624)           ( 651)
                                               ---------         --------
                                                  53,269           67,084
                                               ---------         --------

Net income                                     $  79,309         $ 69,458
                                               =========         ========

Occupied %                                          93.6%            93.5%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                    62.0%            79.0%

Cash Distribution to Partnership               $  81,909         $ 63,756

Net Income Allocated to the Partnership        $  49,212         $ 54,853


Net income increased for the three months ended March 31, 1997, as compared to the same period in 1996, due primarily to decreased expenditures in accounting fees. Cash distributions increased in 1997, as compared to 1996, due primarily to a one time lease acquisition fee paid in 1996 offset partially by a decrease in the Partnership's percentage ownership interest. The Partnership's ownership decreased due to additional fundings by Wells Fund VII in the Fund VII-Fund VIII Joint Venture.

BellSouth Property/Fund VI - Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------

                                           Three Months Ended
                                           -------------------
                                             March 31, 1997
                                           -------------------

Revenues:
 Rental income                                       $379,050
 Interest income                                        1,976
                                                     --------
                                                      381,026
                                                     --------

Expenses:
 Depreciation                                         110,889
 Management & leasing expenses                         45,173
 Other operating expenses                              83,967
                                                     --------
                                                      240,029
                                                     --------

Net income                                           $140,997
                                                     ========

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture                          28.1%

Cash distributed to Partnership                      $ 72,478

Net income allocated to the Partnership              $ 39,684


On April 25, 1996, the Fund VI-Fund VII-Fund VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 2,900 square feet of additional space was occupied by BellSouth commencing in December, 1996 bringing occupancy to 100%.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Since the building opened in May, 1996, comparative income and expense figures are not available for the first quarter of 1997.

Tanglewood Commons/Fund VI-Fund VII-Fund VIII Joint Venture
-----------------------------------------------------------

                                         Two Months Ended
                                         -----------------
                                          March 31, 1997
                                         -----------------

Revenues:
 Rental income                                    $49,534
 Interest income                                    3,600
                                                  -------
                                                   53,134
                                                  -------

Expenses:
 Depreciation                                      31,106
 Management & leasing expenses                      3,164
 Other operating expenses                          21,906
                                                  -------
                                                   56,176
                                                  -------

Net loss                                          $(3,042)
                                                  =======

Occupied %                                             70%
Partnership's Ownership % in the
 Fund VI-VII-VIII Joint Venture                      28.1%

Cash distributed to Partnership                   $ 7,899

Net loss allocated to the Partnership             $  (856)


On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14,683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on
February 26, 1997, on a 12.48 acre tract.   The remaining 2.2 acre portion of
the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for prior years are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

The Hannover Center/Fund VII-Fund VIII  Joint Venture
-----------------------------------------------------


                                           Three Months Ended
                                           -------------------
                                             March 31, 1997
                                           -------------------

Revenues:
 Rental Income                                        $29,196

Expenses:
 Depreciation                                          10,981
 Management and leasing expenses                        2,570
 Other operating expenses                               8,681
                                                      -------
                                                       22,232
                                                      -------

Net income                                            $ 6,964
                                                      =======

Occupied %                                                 50%
Partnership's Ownership % in the
 Fund VII-Fund VIII Joint Venture                       62.05%

Cash distributed to the Partnership                   $ 8,115

Net income allocated to the Partnership               $ 4,321

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Efforts are being made to lease the remaining space.
Accordingly, no comparative financial data is available for the first quarter of 1996.

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------


                                           Three Months Ended
                                           -------------------
                                             March 31, 1997
                                           -------------------

Revenues:
 Rental Income                                       $113,794

Expenses:
 Depreciation                                          41,648
 Management and leasing expenses                        4,567
 Other operating expenses                               4,049
                                                     --------
                                                       50,264
                                                     --------

Net income                                           $ 63,530
                                                     ========

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture                         50.0%

Cash distributed to the Partnership                  $ 49,397

Net income allocated to the Partnership              $ 31,736


On October 10, 1996, Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4,864 acres of land in Farmer's Branch, Dallas, Texas for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture on October 10, 1996. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                           Three Months Ended
                                           -------------------
                                             March 31, 1997
                                           -------------------
Revenues:
 Rental Income                                        $71,361

Expenses:
 Depreciation                                          53,400
 Other operating expenses                               4,313
                                                      -------
                                                       57,713
                                                      -------

Net income                                            $13,648
                                                      =======

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VIII and Fund IX Joint Venture                     50.0%

Cash distributed to the Partnership                   $     0

Net income allocated to the Partnership               $ 6,818

On January 10, 1997, Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease will be $45,879.47 through the 12th month of the lease term.  The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is
$57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month
of the lease term is $61,831.58.   The base rental payable during the option
periods, if Matsushita Avionics exercises its option to extend the Lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                           Three Months Ended
                                           -------------------
                                             March 31, 1997
                                           -------------------

Revenues:
 Rental Income                                        $26,926

Expenses:
 Depreciation                                          21,500
 Other operating expenses                                 388
                                                      -------
                                                       21,888
                                                      -------

Net income                                            $ 5,038
                                                      =======

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VIII and Fund IX Joint Venture                     50.0%

Cash distributed to the Partnership                   $13,260

Net income allocated to the Partnership               $ 2,517

On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, will be increased by 10% in the sixth through tenth years and will be increased an additional 10% in years eleven through fifteen. Under the lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, property insurance and other operating expenses.

Since the Cirrus Logic Building was purchased in February 1997, comparative income and expense figures for the prior year are not available.

Liquidity and Capital Resources
-------------------------------

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partnership contributions and, as of March 31, 1997, has reserved approximately $204,000 for final tenant buildout of the Gainesville Property and the Hannover Property owned by the Fund VII-Fund VIII Joint Venture, approximately $1,000,000 needed to complete both the BellSouth and Tanglewood Commons Properties owned by the Fund VI-VII-VIII Joint Venture and $1,250,000 for construction of the Cellular One Property owned by the Fund VIII-Fund IX Joint Venture. Wells Fund IX will fund the approximately $1,250,000 needed to complete the Cellular One Property.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b).   During the first quarter of 1997, the Partnership filed the following Current Reports on Form 8-K:

          (i) Form 8-K dated January 10, 1997, reporting the acquisition of the Matsushita Building; and

          (ii) Form 8-K dated February 20, 1997, reporting the acquisition of the Cirrus Logic Building.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND VIII, L.P.
                            (Registrant)
     Dated: May 13, 1997    By: /s/ Leo F. Wells, III
                                ----------------------------------
                            Leo F. Wells, III, as Individual
                            General Partner and as President,
                            Sole Director and Chief Financial
                            Officer of Wells Capital, Inc., the
                            General Partner of Wells Partners, L.P.