Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND VIII LP
filed 1997-08-08
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1997                or
                               -----------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                              ------------------  ------------------

Commission file number          0-27888
                       -----------------------

                       Wells Real Estate Fund VIII, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                          58-2126618
------------------------------------------------------------------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                  30092
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

Yes    X      No
    -------      -------

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund VIII, L.P.
                       ---------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                     Balance Sheets - June 30, 1997
                       and December 31, 1996......................           3

                     Statements of Income for the Three and Six
                       Months Ended June 30, 1997
                       and 1996...................................           4

                     Statement of Partners' Capital
                       for the Year Ended December 31, 1996,
                       and the Six Months Ended June 30, 1997.....           5

                     Statements of Cash Flows for the Six Months
                       Ended June 30, 1997 and 1996...............           6

                     Condensed Notes to Financial Statements....             7

          Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.................................             9

 PART II. OTHER INFORMATION.....................................            19

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)
                                 BALANCE SHEETS

                 Assets                              June 30, 1997       December 31, 1996
                 ------                              -------------       -----------------

Investment in joint ventures (Note 2)                 $ 24,312,531        $ 13,787,531
Cash and cash equivalents                                2,352,693          12,716,219
Due from affiliates                                        331,894             187,433
Deferred project costs                                     131,873             697,301
Organization costs, less accumulated
  amortization of $15,625 in 1997
  and $12,500 in 1996                                       15,625              18,750
Prepaid expenses and other assets                           11,000              99,000
                                                        ----------          ----------

          Total assets                                $ 27,155,616        $ 27,506,234
                                                        ==========          ==========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Accounts payable and accrued expenses               $        792        $      5,500
  Partnership distribution payable                         332,592             317,453
  Due to affiliates                                              0             152,501
                                                        ----------          ----------

           Total liabilities                               333,384             475,454
                                                        ----------          ----------


Partners' capital:
    Limited partners:
                                                        22,611,745          22,367,784
      Class A - 2,636,016 units outstanding              4,210,387           4,662,896
      Class B - 567,253 units outstanding                      100                 100
      Original limited partner                          ----------          ----------


               Total partners' capital                  26,822,232          27,030,780
                                                        ----------          ----------

               Total liabilities and
                partners' capital                     $ 27,155,616        $ 27,506,234
                                                        ==========          ==========

          See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                         Three Months Ended                    Six Months Ended
                                  -------------------------------       -------------------------------
                                  June 30, 1997     June 30, 1996       June 30, 1997     June 30, 1996
                                  -------------     -------------       -------------     -------------
Revenues:
  Equity in earnings of joint
  ventures (Note 2)                  $ 225,725         $ 33,765           $ 358,177         $  97,356
  Interest income                       35,984          223,711             120,298           454,528
                                     ---------         --------           ---------         ---------
                                       261,709          257,476             478,475           551,884

Expenses:
  Legal and accounting                  13,681           19,747              21,871            24,266
  Computer costs                         1,651            1,004               4,344             2,010
  Partnership administration            20,328           13,884              42,869            33,607
  Amortization of
   organization costs                    1,563            1,563               3,125             3,125
                                     ---------         --------           ---------         ---------
                                        37,223           36,198              72,209            63,008
                                     ---------         --------           ---------         ---------
  Net income                         $ 224,486         $221,278           $ 406,266         $ 488,876
                                     =========         ========           =========         =========

Net income (loss) allocated to
  General Partners                   $       0         $      0           $       0         $    (297)

Net income allocated to Class
  A Limited Partners                 $ 422,125         $273,502           $ 749,851         $ 590,735

Net (loss) allocated to Class B
  Limited Partners                   $(197,639)        $(52,224)          $(343,585)        $(101,562)

Net income per Class A Limited
  Partner Unit                       $    0.16         $   0.11           $    0.28         $    0.23

Net (loss) per Class B
  Limited Partner Unit               $   (0.36)        $  (0.09)          $   (0.61)        $   (0.18)

Cash distribution per Class A
  Limited Partner Unit               $    0.13         $   0.10           $    0.23         $    0.21

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND  SIX MONTHS ENDED
                                 JUNE 30, 1997


                                                        Limited Partners
                                  --------------------------------------------------------------
                                        Class A                                   Class B                       Total
                                  --------------------                     ---------------------   General     Partners'
                                  Original     Units           Amounts      Units      Amounts     Partners     Capital
                                  --------  ----------      ------------   --------  -----------  ---------  ------------

BALANCE,
 December 31, 1995                 $   100  2,456,287        $20,902,202    558,167   $4,730,099      $ 297   $25,632,698

 Net income (loss)                       0          0          1,207,540          0     (270,653)      (297)      936,590
 Limited partner contributions           0    166,349          1,642,845     23,466      255,302          0     1,898,147
 Partnership distributions               0          0         (1,152,299)         0            0          0    (1,152,299)
 Sales commissions and
  discounts                              0          0           (154,881)         0      (34,568)         0      (189,449)
 Other offering expenses                 0          0            (77,623)         0      (17,284)         0       (94,907)
                                   -------  ---------        -----------   --------   ----------      -----   -----------
BALANCE,
 December 31, 1996                     100  2,622,636         22,367,784    581,633    4,662,896          0    27,030,780

 Net income (loss)                       0          0            749,851          0     (343,585)         0       406,266
 Partnership distributions               0          0           (606,314)         0            0          0      (606,314)
 Class B conversion elections                  14,380            107,361    (14,380)    (107,361)         0             0
 Repurchase of limited
  partners units                         0     (1,000)            (8,500)         0            0          0        (8,500)
                                   -------  ---------        -----------   --------   ----------      -----   -----------

BALANCE,
 June 30, 1997                     $   100  2,636,016        $22,610,182    567,253   $4,211,950      $   0   $26,822,232
                                   =======  =========        ===========   ========   ==========      =====   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                      -----------------------------------
                                                      June 30, 1997         June 30, 1996
                                                      -------------         -------------
Cash flow from operating activities:
Net income                                            $    406,266           $   488,876
  Adjustments to reconcile net income to net
      cash used in operating activities:
         Equity in income of joint ventures               (358,177)              (97,356)
         Amortization of organization costs                  3,125                 3,125
  Changes in assets and liabilities:
    Prepaid expenses and other assets                       38,000               (10,000)
    Accounts payable                                        (4,708)               (3,000)
    Due to affiliates                                     (152,501)              (42,803)
                                                      ------------           -----------
         Net cash (used in) provided by
          operating activities                             (67,995)              338,842
                                                      ------------           -----------
Cash flow from investing activities:
    Distributions received from joint ventures             419,140                96,347
    Investment in joint ventures                       (10,114,996)             (926,962)
    Deferred project costs paid                                  0               (66,435)
                                                      ------------           -----------
         Net cash used in investing
          activities                                   (9,695,856)             (897,050)
                                                     ------------           -----------

 Cash flows from financing activities:
         Limited partners' contributions                         0             1,898,147
         Sales commissions paid                                  0              (369,852)
         Offering costs paid                                     0               (94,907)
         Distributions to partners from
              accumulated earnings                        (591,176)             (573,987)
         Return of original limited partner
              investment                                    (8,500)                    0
                                                      ------------           -----------
         Net cash (used in) provided
              by financing activities                     (599,676)              859,401
                                                      ------------           -----------

 Net (decrease) increase cash and cash
  equivalents                                          (10,363,527)              301,193


 Cash and cash equivalents, beginning
  of year                                               12,716,220            19,441,918
                                                      ------------           -----------
 Cash and cash equivalents, end of
  period                                              $  2,352,693           $19,743,111
                                                      ============           ===========
 Supplemental disclosure of noncash
      investing activities:
           Deferred project costs  applied to
              joint venture property                  $    565,428           $    39,808
                                                      ============           ===========

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 June 30, 1997

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

The Partnership owns interests in properties through the following joint ventures: (i) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (ii) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture").

As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture;
(iii) a four-story office building located in Jacksonville, Florida
(the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building in Madison, Wisconsin (the "Cellular One"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-
Fund IX Joint Venture.

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

The following describes additional information about events occurring during the second quarter of 1997 concerning the properties in which the Partnership owned an interest as of June 30, 1997:

Cellular One Property
---------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. The majority of construction has been completed on a four-story office building containing approximately 101,727 rentable square feet.

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

The land purchase and construction costs, to date, have been funded by capital contributions of $4,987,444 by the Partnership and $5,012,444 by Wells Fund IX.

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $478,475 for the six months ended June 30, 1997, as compared to $551,884 for the six months ended June 30, 1996. The decrease was attributable primarily to decreased interest income earned on funds held by the Partnership prior to the investment in properties offset partially by increased income from joint ventures. Expenses of the Partnership increased to $72,209 for the six months ended June 30, 1997 as compared to $63,008 for the same period in 1996, as the result of increased partnership administrative costs
offset partially by decreased legal and accounting fees.   Net income of the
Partnership was $406,266 for the six months ended June 30, 1997, as compared to $488,876 for the same period in 1996.

The Partnership's net cash provided by (used in) operating activities decreased to $(67,995) for 1997 as compared to $338,842 for 1996. The decrease is due primarily to decreased interest earned on funds held by the Partnership prior to investment in properties and payments to affiliates. Net cash used in investing activities increased to $9,695,856 for 1997 from $897,050 in 1996 due primarily to additional investments in joint ventures. Net cash provided by financing activities decreased from 1996 due to the termination of the offering on January 4, 1996. Cash and cash equivalents decreased from $19,441,918 at June 30, 1996 to $2,352,693 for the same period in 1997.

The Partnership's distributions from Net Cash From Operations accrued to Class A Unit holders for the second quarter of 1997 was $0.13 per weighted average unit as compared to $.10 for the second quarter of 1996.

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned interests in the following operational properties:

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                        Three Months Ended              Six Months Ended
                                  ------------------------------   -----------------------------
                                  June 30, 1997    June 30, 1996   June 30, 1997   June 30, 1996
                                  -------------    -------------   ------------    -------------
Revenues:
 Rental income                      $132,579          $132,578        $265,157       $269,120

Expenses:
 Depreciation                         54,548            54,588         106,132        108,925
 Management & leasing expenses        21,308            15,698          42,617         29,096
 Other operating expenses            (14,649)           (2,055)        (34,273)        (2,706)
                                    --------          --------        --------       --------
                                      61,207            68,231         114,476        135,315
                                    --------          --------        --------       --------

Net income                          $ 71,372          $ 64,347        $150,681       $133,805
                                    ========          ========        ========       ========

Occupied %                                94%               94%             94%            94%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture           62.05%            62.05%          62.05%         62.05%

Cash distribution to Partnership    $ 78,816          $ 74,486        $160,725       $138,242

Net income allocated to the
 Partnership                        $ 44,286          $ 39,925        $ 93,492       $ 94,778


Rental income remained stable in 1997 as compared to 1996. Net income increased in 1997 as compared to 1996, due to savings in various operating expenses, accounting fees and timing differences in billing common area maintenance to the tenant offset partially by increased management and leasing expenses.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------


                                         Three Months Ended    Six Months Ended    Two Months Ended
                                            June 30, 1997        June 30, 1997       June 30, 1996
                                         -----------------     ----------------    ----------------
Revenues:
  Rental income                                $26,061             $55,257             $  2,325

Expenses:
  Depreciation                                  10,982              21,963               11,355
  Management & leasing expense                   2,434               5,004                    0
  Other operating expenses                       5,472              14,153                8,325
                                               -------             -------             --------
                                                18,888              41,120               19,680
                                               -------             -------             --------
  Net income                                   $ 7,173             $14,137             $(17,355)
                                               =======             =======             ========

Occupied                                          50.0%               50.0%                50.0%

Partnership's Ownership % in the
  Fund VII - Fund VIII Joint Venture             62.05%              62.05%               62.05%

Cash distribution to Partnership               $10,073             $18,188             $      0

Net income allocated to Partnership            $ 4,451             $ 8,772             $(10,768)

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land located in Stockbridge, Georgia, upon which it has developed a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space on June 22, 1996. Efforts are being made to lease the remaining space. Accordingly, no comparative financial data is available for the prior year.

BellSouth Property/Fund VI - Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------

                                            Three Months Ended   Six Months Ended    Two Months Ended
                                               June 30, 1997       June 30, 1997       June 30, 1996
                                            -------------------  -----------------  -------------------
Revenues:
  Rental income                                  $407,513            $786,563            $146,740
  Interest income                                   2,041               4,017              56,634
                                                 --------            --------            --------
                                                  409,554             790,580             203,374
                                                 --------            --------            --------

Expenses:
  Depreciation                                    110,889             221,778              76,976
  Management & leasing expense                     51,286              96,459              17,928
  Other operating expenses                        143,280             227,247              65,960
                                                 --------            --------            --------
                                                  305,455             545,484             160,864
                                                 --------            --------            --------
  Net income                                     $104,099            $245,096            $ 42,510
                                                 ========            ========            ========

Occupied                                            100.0%              100.0%               96.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII Joint Venture       30.3%               30.3%               13.3%

Cash distribution to Partnership                 $ 68,042            $140,520            $ 16,437

Net income allocated to Partnership              $ 31,542            $ 71,226            $  5,658

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

Since the building opened in May 1996, comparative income and expense figures are not available. The Partnership's ownership percentage in the Fund VI - Fund VII - Fund VIII Joint Venture increased to 30.3% for 1997, as compared to 13.3% in 1996, due to additional funding by the Partnership.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                Three Months Ended    Five Months Ended
                                                   June 30, 1997        June 30, 1997
                                               -------------------   -------------------
Revenues:
  Rental income                                      $160,049            $209,583
  Interest income                                       2,785               6,385
                                                     --------            --------
                                                      162,834             215,968
                                                     --------            --------

Expenses:
  Depreciation                                         51,145              82,251
  Management & leasing expense                         10,173              13,337
  Other operating expenses                             29,706              51,612
                                                     --------            --------
                                                       91,024             147,200
                                                     --------            --------
  Net income                                         $ 71,810            $ 68,768
                                                     ========            ========

Occupied                                                 78.0%               78.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII Joint Venture           30.3%               30.3%

Cash distribution to Partnership                     $ 22,880            $ 30,779

Net income allocated to Partnership                  $ 21,758            $ 20,902

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14,683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. It is anticipated that the Partnership will fund approximately $700,000 needed to complete construction of Tanglewood Commons.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on
February 26, 1997, on a 12.48 acre tract.   The remaining 2.2 acre portion of
the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for prior year are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                               Three Months Ended      Six Months Ended
                                                  June 30, 1997          June 30, 1997
                                               ------------------      ----------------
Revenues:
  Rental income                                     $113,795               $227,589

Expenses:
  Depreciation                                        41,649                 83,297
  Management & leasing expense                         4,240                  8,807
  Other operating expenses                             2,340                  6,389
                                                    --------               --------
                                                      48,229                 98,493
                                                    --------               --------
  Net income                                        $ 65,566               $129,096
                                                    ========               ========

Occupied                                               100.0%                 100.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                     50.1%                  50.1%

Cash distribution to Partnership                    $ 50,511               $ 99,908

Net income allocated to Partnership                 $ 32,816               $ 64,552

On October 10, 1996, Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4,864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for six consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture on October 10, 1996.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                            Three Months Ended    Six Months Ended
                                               June 30, 1997       June 30, 1997
                                            ------------------    ----------------
Revenues:
  Rental income                                   $151,304           $222,665
  Interest income                                    1,008              1,511
                                                  --------           --------
                                                   152,312            224,176
                                                  --------           --------

Expenses:
  Depreciation                                      53,833            107,233
  Management & leasing expense                       7,599             11,880
  Other operating expenses                             458                993
                                                  --------           --------
                                                    61,890            120,106
                                                  --------           --------
  Net income                                      $ 90,422           $104,070
                                                  ========           ========

Occupied                                             100.0%             100.0%

Partnership's Ownership % in the
  Fund VIIII - Fund IX Joint Venture                  50.1%              50.1%

Cash distribution to Partnership                  $ 35,735           $ 35,735

Net income allocated to Partnership               $ 45,274           $ 52,092

On January 10, 1997, Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs.

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

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                        Three Months Ended     Four Months Ended
                                           June 30, 1997         June 30, 1997
                                        ------------------     ------------------
Revenues:
  Rental income                              $175,565              $202,491
  Interest income                                   0                    57
                                             --------              --------
                                              175,565               202,548
                                             --------              --------

Expenses:
  Depreciation                                 64,526                86,026
  Management & leasing expense                  6,601                 6,601
  Other operating expenses                      6,523                 6,968
                                             --------              --------
                                               77,650                99,595
                                             --------              --------
  Net income                                 $ 97,915              $102,953
                                             ========              ========

Occupied                                        100.0%                100.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              50.1%                 50.1%

Cash distribution to Partnership             $ 49,840              $ 63,100

Net income allocated to Partnership          $ 49,008              $ 51,525

On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, will be increased by 10% in the sixth through tenth years and will be increased an additional 10% in years eleven through fifteen.

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the prior year are not available.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                         One Month Ended
                                         ----------------
                                          June 30, 1997
                                         ----------------

Revenues:
 Rental income                                   $40,108

Expenses:
 Depreciation                                     38,000
 Other operating expenses                         10,875
                                                 -------
                                                  48,875
                                                 -------

Net loss                                         $(8,767)
                                                 =======

Occupied %                                            75%

Partnership's Ownership % in the
 Fund VIII - Fund IX Joint Venture                  50.1%

Cash distributed to Partnership                  $14,642

Net loss allocated to the Partnership            $(4,386)


On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that the Partnership and Wells Fund IX will fund equally the approximately $500,000 needed to complete construction on this project.

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

Since the building opened June 15, 1997, comparative income and expenses figures are not available for prior periods.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' capital contributions and, as of June 30, 1997, has reserved approximately $204,000 for final tenant buildout of CH2M Hill Property and the Hannover Property owned by the Fund VII-Fund VIII Joint Venture, approximately $700,000 needed to complete both the BellSouth and Tanglewood Commons Properties owned by the Fund VI-VII-VIII Joint Venture, and approximately $250,000 for construction of the Cellular One Property owned by the Fund VIII-Fund IX Joint Venture. Wells Fund IX will fund the approximately $250,000 in additional costs needed to complete the Cellular One Property.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b).   No reports on Form 8-K were filed during the second quarter of 1997.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND VIII, L.P.
                                    (Registrant)
     Dated: August 11,  1997         By: /s/ Leo F. Wells, III
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