Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND VIII LP
filed 1997-11-12
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended       September 30, 1997              or
                               -------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number         0-27888
                      ---------------------------

            Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

            Georgia                          58-2126618
-------------------------------         ---------------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia              30092
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

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                              Balance Sheets - September 30, 1997
                               and December 31, 1996 .........................3

                              Statements of Income for the Three and Nine
                               Months Ended September 30, 1997
                               and 1996 ......................................4

                              Statement of Partners' Capital
                               for the Year Ended December 31, 1996,
                               and the Nine Months Ended September 30, 1997...5

                              Statements of Cash Flows for the Nine Months
                               Ended September 30, 1997 and 1996..............6

                              Condensed Notes to Financial Statements.........7

                  Item 2.  Management's Discussion and Analysis of
                              Financial Condition and Results of
                              Operations......................................8

PART II.    OTHER INFORMATION................................................18

                        WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                      Assets                         September 30, 1997      December 31, 1996
                      ------                         ------------------      -----------------
Investment in joint ventures (Note 2)                       $24,738,734            $13,787,531
Cash and cash equivalents                                     1,861,097             12,716,219
Due from affiliates                                             478,247
Deferred project costs                                          103,318                697,301
Organization costs, less accumulated
  amortization of $17,187 in 1997
  and $12,500 in 1996                                            14,063                 18,750
Prepaid expenses and other assets                                 9,000                 99,000
                                                             -----------           -----------

          Total assets                                       $27,204,459           $27,506,234
                                                             ===========           ===========


      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
  Accounts payable and accrued expenses                      $        18           $     5,500
  Partnership distribution payable                               496,939               317,453
  Due to affiliates                                                    0               152,501
                                                             -----------           -----------

          Total liabilities                                      496,957               475,454
                                                             -----------           -----------

Partners' capital:
    Limited partners:
      Class A - 2,635,328 units outstanding                   22,735,686            22,367,784
      Class B - 567,941 units outstanding                      3,971,716             4,662,896
      Original limited partner                                       100                   100
                                                             -----------           -----------

          Total partners' capital                             26,707,502            27,030,780
                                                             -----------           -----------

          Total liabilities and partners' capital            $27,204,459           $27,506,234
                                                             ===========           ===========



            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                Three Months Ended                             Nine Months Ended
                                    ----------------------------------------      ----------------------------------------
                                    September 30, 1997    September 30, 1996      September 30, 1997     September 30,1996
                                    ------------------    ------------------      ------------------     -----------------
Revenues:
     Equity earnings of  joint
       ventures (Note 2)               $     365,080          $       54,475          $     723,257           $     151,831
     Interest income                          29,101                 207,323                149,399                 661,851
                                       -------------          --------------          --------------          -------------
                                             394,181                 261,798                872,656                 813,682
                                       -------------          --------------          -------------           -------------

Expenses:
     Legal and accounting                      1,180                   2,342                 23,051                  26,608
     Computer costs                            3,069                   1,403                  7,413                   3,413
     Partnership administration                6,161                  27,221                 49,030                  60,828
     Amortization of
       organization costs                      1,562                   1,562                  4,687                   4,687
                                       -------------          --------------          -------------           -------------
                                              11,972                  32,528                 84,181                  95,536
                                       -------------          --------------          -------------           -------------
     Net income                        $     382,209          $      229,270          $     788,475           $     718,146
                                       =============          ==============          =============           =============

Net loss allocated to General
     Partners                          $           0          $            0          $           0           $        (297)

Net income allocated to
     Class A Limited Partners          $     630,233          $      293,936          $   1,381,646           $     884,671

Net loss allocated to Class
     B Limited Partners                $    (248,024)         $      (64,666)         $    (593,171)          $    (166,228)

Net income per Class A
     Limited Partner Unit              $        0.24          $         0.11          $        0.52           $        0.34

Net loss per Class B Limited
     Partner Unit                      $       (0.44)         $        (0.10)         $       (1.05)          $       (0.28)

Cash distribution per Class A
     Limited Partner Unit              $        0.19          $         0.11          $        0.42           $        0.32

            See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


                                                              Limited Partners
                                            --------------------------------------------------
                                                   Class A                     Class B                                Total
                                                   -------                     -------               General        Partners'
                                Original    Units          Amounts       Units         Amounts       Partners        Capital
                                --------    -----          -------       -----         -------       --------        -------
BALANCE,
  December 31, 1995            $   100    2,456,287     $ 20,902,202    558,167     $  4,730,099     $    297     $ 25,632,698

  Net income (loss)                  0            0        1,207,540          0         (270,653)        (297)         936,590
  Limited partner
    contributions                    0      166,349        1,642,845     23,466          255,302            0        1,898,147
  Partnership distributions          0            0       (1,152,299)         0                0            0       (1,152,299)
  Sales commissions &
    discounts                        0            0         (154,881)         0          (34,568)           0         (189,449)
  Other offering expenses            0            0          (77,623)         0          (17,284)           0          (94,907)
                               -------    ---------     ------------    -------     ------------     --------     ------------
BALANCE,
  December 31, 1996                100    2,622,636       22,367,784    581,633        4,662,896            0       27,030,780

  Net income (loss)                  0            0        1,381,646          0         (593,171)           0          788,475
  Partnership distributions          0            0       (1,103,253)         0                0            0       (1,103,253)
  Class B conversion
    elections                        0       13,692           98,009    (13,692)         (98,009)           0                0
  Repurchase of limited
    partners units                   0       (1,000)          (8,500)         0                0            0           (8,500)
                               -------    ---------     ------------    -------     ------------     --------     ------------

BALANCE,
  September 30, 1997           $   100    2,635,328     $ 22,735,686    567,941     $  3,971,716     $      0     $ 26,707,502
                               =======    =========     ============    =======     ============     ========     ============


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                                       -----------------
                                                          September 30, 1997         September 30, 1996
                                                          ------------------         ------------------
Cash flows from operating activities:
   Net income                                               $      788,475             $      718,146
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of joint ventures                         (723,257)                  (151,831)
       Amortization of organization costs                            4,687                      4,687
   Changes in assets and liabilities:
     Prepaids and other assets                                      90,000                     (2,000)
     Accounts payable                                               (5,482)                    (3,000)
     Due to affiliates                                            (152,501)                   (42,803)
                                                            ---------------            ---------------
       Net cash provided by operating
         activities                                                  1,922                    523,199
                                                            --------------             --------------

Cash flows from investing activities:
     Distributions received from joint ventures                    751,034                    182,496
     Investment in joint ventures                              (10,675,811)                (3,426,962)
     Deferred project costs paid                                         0                    (66,435)
                                                            --------------             ---------------
       Net cash used in investing activities                    (9,924,777)                (3,310,901)
                                                            --------------             --------------

Cash flows from financing activities:
     Limited partners' contributions                                     0                  1,898,147
     Sales commissions paid                                              0                   (369,851)
     Offering costs paid                                                 0                    (94,907)
     Distributions to partners from accumulated
       earnings                                                   (923,767)                  (849,211)
     Return of original limited partner investment                  (8,500)                         0
                                                            --------------             --------------
       Net cash used in financing activities                      (932,267)                   584,178
                                                            --------------             --------------

Net decrease in cash and cash equivalents                      (10,855,122)                (2,203,524)

Cash and cash equivalents, beginning of year                    12,716,219                 19,441,918
                                                            --------------             --------------

Cash and cash equivalents, end of period                    $    1,861,097             $   17,238,394
                                                            ==============             ==============
Supplemental disclosure of noncash investing
     activities:
     Deferred project costs applied to joint venture
     property                                               $      593,983             $      147,178
                                                            ==============             ==============

            See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                               September 30, 1997

(1)  Summary of Significant Accounting Policies

     (a) General
     -----------
     Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 4, 1996, at which time the Partnership had sold 2,613,534 Class A Status Units, and 590,735 Class B Status Units, held by a total of 1,939 and 302 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $32,042,689.

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

     As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building in Madison, Wisconsin (the "Cellular One"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

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


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATION.
     ---------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     (a) General
     -----------

     As of September 30, 1997, the developed properties owned by the Partnership were 90% occupied, as compared to 89% occupied as of September 30, 1996. Gross revenues of the Partnership were $872,656 for the nine months ended September 30, 1997, as compared to $813,682 for the nine months ended September 30, 1996. The increase was attributable primarily to increased income from joint ventures, partially offset by decreased interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership decreased to $84,181 for the nine months ended September 30, 1997, as compared to $95,536 for the same period in 1996, due primarily to decreased partnership administrative costs. As result of the foregoing, income of the Partnership increased to $788,475 for the nine months ended September 30, 1997, as compared to $718,146 for the same period in 1996.

     The Partnership's net cash provided by operating activities decreased to $1,922 for 1997 as compared to $523,199 for 1996. The decrease is due primarily to decreased interest earned on funds held by the Partnership prior to investment in properties and payments to affiliates. Net cash used in investing activities increased to $9,924,777 for 1997 from $3,310,901 in 1996 due primarily to additional investments in joint ventures offset by increased distributions received from joint ventures. Net cash provided by financing activities decreased from 1996 due to the termination of the offering on January 4, 1996. Cash and cash equivalents decreased from $17,238,394 at September 30, 1996 to $1,861,097 for the same period in 1997.

     The Partnership's distributions from Net Cash From Operations accrued to Class A Unit holders for the third quarter of 1997 was $0.19 per weighted average unit as compared to $.11 for the third quarter of 1996.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' capital contributions and, as of September 30, 1997, has reserved approximately $204,000 for final tenant buildout of CH2M Hill Property and the Hannover Property owned by the Fund VII-Fund VIII Joint Venture, approximately $200,000 needed to complete both the BellSouth and Tanglewood Commons Properties owned by the Fund VI-VII-VIII Joint Venture, and approximately $250,000 for construction of the Cellular One Property owned by the Fund VIII-Fund IX Joint Venture. It is anticipated that Wells Fund IX will fund the approximately $250,000 in additional costs needed to complete the Cellular One Property.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following operational properties:

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                           Three Months Ended                         Nine Months Ended
                               ----------------------------------------    ---------------------------------------
                               September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                               ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                   $ 132,578              $ 132,578            $ 397,735            $ 401,698

Expenses:
   Depreciation                       56,025                 54,476              162,157              163,401
   Management and leasing
     expenses                         21,473                 25,939               64,090               55,035
   Other operating expenses          (25,759)                  (922)             (60,032)              (3,628)
                                   ---------              ---------            ---------            ---------
                                      51,739                 79,493              166,215              214,808
                                   ---------              ---------            ---------            ---------

Net income                         $  80,839              $  53,085            $ 231,520            $ 186,890
                                   =========              =========            =========            =========

Occupied %                             93.6%                  93.6%                93.6%                93.5%

Partnership's Ownership %
in the Fund VII - Fund
VIII Joint Venture                     62.0%                  62.0%                62.0%                62.0%

Cash distribution to
   Partnership                     $  85,609              $  67,429            $ 246,334            $ 205,671

Net income allocated to the
   Partnership                     $  50,157              $  32,937            $ 143,649            $ 127,715

Rental income remained stable in 1997 as compared to 1996. Net income increased in 1997 as compared to 1996, due to savings in various operating expenses, accounting fees and timing differences in billing common area maintenance to the tenant offset partially by increased management and leasing expenses.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------


                                           Three Months Ended              Nine Months Ended    Four Months Ended
                               ----------------------------------------    ------------------   ------------------
                               September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                               ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                   $    26,061           $    23,335           $    81,318          $    25,660

Expenses:
   Depreciation                        110,981                 9,362                32,944               20,717
   Management and leasing
     expenses                            2,775                 1,830                 7,779                1,830
   Other operating expenses              4,872                 3,149                19,025               11,474
                                   -----------           -----------           -----------          -----------
                                        18,628                14,341                59,748               34,021
                                   -----------           -----------           -----------          -----------

Net loss                           $     7,433           $     8,994           $    21,570          $    (8,361)
                                   ===========           ===========           ===========          ===========

Occupied %                                50.0%                 50.0%                 50.0%                50.0%

Partnership's Ownership %
    in the Fund VII - Fund
    VIII Joint Venture                    62.0%                 62.0%                 62.0%                62.0%

Cash distribution to
   Partnership                     $    10,446           $     3,043           $    28,634          $     3,043

Net income (loss) allocated
   to the Partnership              $     4,612           $     5,581           $    13,383          $    (5,188)

On April 1, 1996, the Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land located in Stockbridge, Georgia, upon which it has developed a 12,000 square foot combination retail/office building known as the Hannover Retail Center. Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space on June 22, 1996. Efforts are being made to lease the remaining space.

Rental income increased for the three months ended September 30, 1997, compared to the same period of 1996, due to the straight-lining of rent in 1997. Depreciation expense increased for the quarter ended September 30, 1997, compared to the same quarter of 1996, due to the calculation of expense for a partial year in 1996. Management and leasing expenses increased slightly for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, due primarily to adjustments in the amortization of leasing fees in 1997. Other operating expenses increased for the period ended September 30, 1997, as compared to the same period of 1996, due primarily to an increase in property taxes and insurance. Since Moovies, Inc. did not occupy its space until June 1996, no comparative, year-to-date data are available.

BellSouth Property/Fund VI - Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------

                                           Three Months Ended              Nine Months Ended    Five Months Ended
                               ----------------------------------------    -----------------    -----------------
                               September 30, 1997    September 30, 1996    September 30, 1997   September 30, 1996
                               ------------------    ------------------    ------------------   ------------------
Revenues:
   Rental income                   $   350,461           $   364,732           $ 1,137,024          $   511,472
   Interest income                       2,097                 1,366                 6,114               58,000
                                   -----------           -----------           -----------          -----------
                                       352,558               366,098             1,143,138              569,472
                                   -----------           -----------           -----------          -----------

Expenses:
   Depreciation                        110,889               109,116               332,667              186,092
   Management and leasing
     expenses                           47,095                39,597               143,554               57,525
   Other operating expenses             85,739               147,446               312,986              213,407
                                   -----------           -----------           -----------          -----------
                                       243,723               296,159               789,207              457,024
                                   -----------           -----------           -----------          -----------

Net income                         $   108,835           $    69,939           $   353,931          $   112,448
                                   ===========           ===========           ===========          ===========

Occupied %                               100.0%                 96.0%                100.0%                96.0%

Partnership's Ownership %
    in the Fund VI - Fund VII  -
    Fund VIII Joint Venture               32.3%                 22.6%                 32.3%                22.6%

Cash distribution to
   Partnership                     $    71,099           $    16,437           $   211,619          $    36,695

Net income allocated to the
   Partnership                     $    33,773           $     5,658           $   104,999          $    18,580

On April 25, 1996, the Fund VI-Fund VII-Fund VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May, 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 2,900 square feet of additional space was occupied by BellSouth commencing in December 1996 bringing occupancy to 100%.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

Since the building opened in May 1996, comparative year-to-date income and expense figures are not available. The Partnership's ownership percentage in the Fund VI - Fund VII - Fund VIII Joint Venture increased to 32.3% for 1997, as compared to 22.6% in 1996, due to additional funding by the Partnership in 1997.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                          Three Months Ended        Eight Months Ended
                                                                          September 30, 1997        September 30, 1997
                                                                          ------------------        ------------------
Revenues:
     Rental income                                                             $     172,682           $    382,265
     Interest income                                                                   3,890                 10,275
                                                                               -------------           ------------
                                                                                     176,572                392,540
                                                                               -------------           ------------
Expenses:
     Depreciation                                                                     53,435                135,686
     Management & leasing expense                                                     13,390                 26,727
     Other operating expenses                                                         20,740                 72,352
                                                                               -------------           ------------
                                                                                      87,565                234,765
                                                                               -------------           ------------

     Net income                                                                $      89,007           $    157,775
                                                                               =============           ============

Occupied %                                                                             78.0%                  78.0%

Partnership's Ownership % in the
     Fund VI - Fund VII - Fund VIII Joint Venture                                      32.3%                  32.3%

Cash distribution to Partnership                                               $      41,269          $      72,048

Net income allocated to Partnership                                            $      27,705          $      48,607

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000. It is anticipated that the Partnership will fund approximately $200,000 needed to complete construction of Tanglewood Commons.

A strip shopping center containing approximately 67,320 gross square feet opened on the site on February 26, 1997.

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

The TCI Building/Fund VIII-Fund IX Joint Venture
------------------------------------------------

                                                                          Three Months Ended        Nine Months Ended
                                                                          September 30, 1997        September 30, 1997
                                                                          ------------------        ------------------
Revenues:
     Rental income                                                             $     118,273           $    345,862

Expenses:
     Depreciation                                                                     41,648                124,945
     Management & leasing expense                                                      2,389                 11,196
     Other operating expenses                                                          2,167                  8,556
                                                                               -------------           ------------
                                                                                      46,204                144,697
                                                                               -------------           ------------

     Net income                                                                $      72,069           $    201,165
                                                                               =============           ============

Occupied %                                                                            100.0%                 100.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                                                 50.1%                  50.1%

Cash distribution to Partnership                                               $      53,815          $     153,723

Net income allocated to Partnership                                            $      36,104          $     100,656

On October 10, 1996, the Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996, and was assigned by the seller to the Fund VIII-Fund IX Joint Venture at closing.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available.

The Matsushita Building/Fund VIII-Fund IX Joint Venture
-------------------------------------------------------


                                                                          Three Months Ended        Nine Months Ended
                                                                          September 30, 1997        September 30, 1997
                                                                          ------------------        ------------------
Revenues:
     Rental income                                                             $     270,821           $    493,486
     Interest income                                                                       0                  1,511
                                                                               -------------           ------------
                                                                                     270,821                494,997
                                                                               -------------           ------------

Expenses:
     Depreciation                                                                     54,219                161,452
     Management & leasing expense                                                     13,496                 25,376
     Other operating expenses                                                            950                  1,943
                                                                               -------------           ------------
                                                                                      68,665                188,771
                                                                               -------------           ------------

     Net income                                                                $     202,156           $    306,226
                                                                               =============           ============

Occupied %                                                                            100.0%                 100.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                                                 50.1%                  50.1%

Cash distribution to Partnership                                               $      65,718           $    101,453

Net income allocated to Partnership                                            $     101,273           $    153,365

On January 10, 1997, the Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the lease is $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; and the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available.

The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                                                          Three Months Ended        Seven Months Ended
                                                                          September 30, 1997        September 30, 1997
                                                                          ------------------        ------------------
Revenues:
     Rental income                                                          $     197,344              $    399,835
     Interest income                                                               21,345                    21,402
                                                                            -------------              ------------
                                                                                  218,689                   421,237
                                                                            -------------              ------------

Expenses:
     Depreciation                                                                  72,874                   158,900
     Management & leasing expense                                                  10,348                    16,949
     Other operating expenses                                                         368                     7,336
                                                                            -------------              ------------
                                                                                   83,590                   183,185
                                                                            -------------              ------------

     Net income                                                             $     135,099              $    238,052
                                                                            =============              ============

Occupied %                                                                         100.0%                    100.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                                              50.1%                     50.1%

Cash distribution to Partnership                                            $      90,332              $    153,432

Net income allocated to Partnership                                         $      67,680              $    119,205


On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen-year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, will be increased by 10% in the sixth through tenth years and will be increased an additional 10% in years eleven through fifteen.

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the prior year are not available.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                                                          Three Months Ended        Four Months Ended
                                                                          September 30, 1997        September 30, 1997
                                                                          ------------------        ------------------
Revenues:
     Rental income                                                          $     239,645             $    279,753

Expenses:
     Depreciation                                                                 118,500                  156,500
     Management & leasing expense                                                  24,817                   24,817
     Other operating expenses                                                       8,937                   19,812
                                                                            -------------             ------------
                                                                                  152,254                  201,129
                                                                            -------------             ------------

     Net loss                                                               $      87,391             $     78,624
                                                                            =============             ============

Occupied %                                                                          75.0%                    75.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                                              50.1%                    50.1%

Cash distribution to Partnership                                            $      59,962             $     74,604

Net loss allocated to Partnership                                           $      43,779             $     39,393

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

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates.

Since the building opened June 15, 1997, comparative income and expenses figures are not available for prior periods.

PART II - OTHER INFORMATION
---------------------------

         ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1997.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        WELLS REAL ESTATE FUND VIII, L.P.
                                  (Registrant)
         Dated: November 10,  1997  By: /s/ Leo F. Wells, III
                                        ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner and as President,
                                    Sole Director and Chief Financial
                                    Officer of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.