Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND VIII LP
filed 1998-03-25
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1997 or
                         -------------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                         to
                               -------------------------------------------------
Commission file number        0-27888
                      ----------------------------------------------------------
                              Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                     58-2126618
----------------------------             ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                         30092
----------------------------             ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone
 number, including area code  (770) 449-7800
                              --------------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class               Name of exchange on which registered
            NONE                                        NONE
----------------------------  --------------------------------------------------

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

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by non-affiliates:

                       Not Applicable
                       --------------

                                    PART I
                                    ------

ITEM  1.  BUSINESS
------------------

GENERAL

Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 5, 1996, and received gross proceeds of $32,042,689 representing subscriptions from 3,204,269 Limited Partners units, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

The Partnership owns interests in properties through the following joint ventures: (i) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII - Fund VIII Joint Venture"); (ii) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII - Fund IX Joint Venture").

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII - Fund VIII Joint Venture;
(iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII- Fund IX Joint Venture.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in eight properties through its investment in joint ventures of which six are office buildings and two are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 90% occupied as compared to 93% occupied as of December 31, 1996 and 94% at December 31, 1995.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                                           PARTNERSHIP                          PERCENTAGE OF
                                                                            SHARE OF                                TOTAL
                    NUMBER OF                           ANNUALIZED         ANNUALIZED        PERCENTAGE OF       ANNUALIZED
 YEAR OF LEASE        LEASES         SQUARE FEET        GROSS BASE         GROSS BASE        TOTAL SQUARE        GROSS BASE
  EXPIRATION         EXPIRING          EXPIRING          RENT (1)           RENT (1)         FEET EXPIRING          RENT
------------------------------------------------------------------------------------------------------------------------------
  1998                          -                 -                 -                  -                  -                  -
  1999                          -                 -                 -                  -                  -                  -
  2000                          -                 -                 -                  -                  -                  -
  2001                          1            22,607        $  369,852         $  119,647                6.8%               8.6%
  2002                          5            29,901           389,064            183,181                8.9%               9.1%
  2003                          3            67,456           696,336            341,974               20.1%              16.2%
  2004                          1             5,600            87,120             28,183                1.7%               2.0%
  2005 (2)                      1            57,547           530,313            328,794               17.2%              12.4%
  2006 (3)                      2            75,444         1,258,635            439,006               22.5%              29.3%
  2007 (4)                      1            76,276           959,148            480,533               22.8%              22.4%
------------------------------------------------------------------------------------------------------------------------------
                               14           334,831        $4,290,468         $1,921,318              100.0%             100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of CH2M Hill lease, Gainesville, Florida.

(3)  Expiration of 69,424 square feet BellSouth lease, Jacksonville, Florida.

(4)  Expiration of US Cellular lease, Madison, Wisconsin.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

FUND VII - FUND VIII JOINT VENTURE
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 62% equity interest and Wells Fund VII holds an approximate 38% equity interest in the Fund VII -Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1997, the Partnership had contributed $4,002,732 and Wells Fund VII had contributed $2,448,924 for a total cost of $6,451,656 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the property. Although the ultimate percentages of ownership have not yet been finalized, it is currently anticipated that the remaining costs of approximately $130,000 in the Gainesville Property and $76,000 in the Hannover Property will be contributed by the Partnership, in which event, upon completion, the Partnership will own an approximately 63% equity interest in the Fund VII - Fund VIII Joint Venture.
The Partnership has reserved sufficient funds from Limited Partners' contributions for this purpose.

The Hannover Center
-------------------

On April 1, 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII - Fund VIII Joint Venture for the development of a 12,040 square foot, single story combination retail/office building. As of December 31, 1997, Wells Fund VII had funded approximately $1,412,001 for the development of the Hannover property, and the Partnership had contributed $150,000 to the joint venture for the development of the property. The total cost to develop this property, including land, is estimated to be approximately $1,638,000 and the Partnership has reserved approximately $76,000 to complete the remaining development.

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

The average effective annual rental per square foot at the Hannover Property was $8.92 for 1997 and $8.14 for 1996, the first year of occupancy. The occupancy rate at year end for 1997 and 1996 was 50%.

CH2M Hill at Gainesville
-------------------------

Wells Fund VII made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December, 1995. It is anticipated that the total cost of the building will be approximately $5,019,000, and the Partnership has reserved $130,000 to complete the remaining unoccupied tenant space. The average effective annual rental per square foot at the Gainesville Property was $8.63 for 1997, $8.69 for 1996 and $8.63 for 1995. The variance in the effective annual rate in 1996 is due to an adjustment to rent for 1995. The occupancy rate at year end for 1997, 1996 and 1995 was 93.5%.

A 9 year, 11 month lease, to occupy 57,457 square feet has been signed with CH2M Hill, Engineers, Planners, Economists, Scientists, with an option to extend for an additional five year period. The annual base rent during the initial term is $530,313 payable in equal monthly installments of $44,193. The annual rent for the extended term will be at market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in the year 2005.

As of December 31, 1997, the Partnership had contributed $3,852,732, and Wells Fund VII had contributed $1,036,923 to the Fund VII - Fund VIII Joint Venture toward the completion of this project.

FUND VI-VII-VIII JOINT VENTURE
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed approximately $5,700,000 for an approximately 32.3% equity interest in the Fund VI-VII-VIII Joint Venture which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 1997, Wells Fund VI had contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,091 square feet in December, 1996. The land purchase and future construction costs, totaling approximately $9 million, were funded by capital contributions of $2,000,000 by the Partnership, $3,500,000 by Wells Fund VI and $3,500,000 by Wells Fund VII.

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

The average effective annual rental per square foot at the BellSouth property was $16.40 for 1997 and $14.15 for 1996, the first year of occupancy. The occupancy rate at year end was 100% for 1997 and 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. As of December 31, 1997, Fund VI had contributed $2,567,688, and Fund VII had contributed $2,432,312 and the Partnership had contributed $3,700,000 for the development of this project.

The Fund VI-VII-VIII Joint Venture developed and constructed one large strip shopping center building containing approximately 81,000 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and are held for future development or resale.

Total costs and expenses incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to total approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeters gross sales exceed $35,000,000 for any lease year. The average effective annual rental per square foot at Tanglewood Commons was $8.36 for 1997, the first year of occupancy. The occupancy rate was 86% as of December 31, 1997.

FUND VIII - FUND IX JOINT VENTURE
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed $14,401,425 for an approximately 50% equity interest, and Wells Fund IX had contributed $14,389,358 for an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute the remaining cost of approximately $500,000 to complete the US Cellular Building for an approximately 51% equity interest.

US Cellular Building
--------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of
$859,255 including closing costs.   The majority of construction has been
completed on a four-story office building containing approximately 101,727 rentable square feet (the "US Cellular Building").

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 rentable square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $902,418 payable in equal monthly installments of $75,201 during the first five years and $1,016,822 payable in equal monthly installments of $84,735 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate. Cellular One is required to pay additional rent equal to its share of operating expenses during the lease term. Cellular One changed its name to US Cellular as of October 31, 1997.

The land purchase and construction costs, to date, have been funded by capital contributions of $4,987,444 by the Partnership and $5,012,444 by Wells Fund IX. It is currently anticipated that the Partnership will contribute approximately $500,000 to complete the property, which is estimated to be approximately $10,500,000. The Partnership has reserved sufficient funds for this purpose.

The average effective annual rental per square foot at the US Cellular Building was $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 75% in 1997.

The TCI Building
----------------

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to the Fund VIII - Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership currently owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The occupancy rate at the TCI Building at year end was 100% for 1997 and for the last three months of 1996. The average effective rental per square foot in the TCI Building is $11.49 for 1997 and 1996, the first year of ownership.

The Matsushita Building
-----------------------

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building"). The total consideration paid for the Matsushita Building was $7,193,000 excluding acquisition expenses.

The Matsushita Building was originally constructed in 1984 and was completely refurbished in 1996. The entire Matsushita Building is currently under a net lease dated April 29, 1996 (the "Lease") to Matsushita Avionics Systems Corporation, a Delaware corporation ("Matsushita Avionics"), which Lease was assigned to the Fund VIII - Fund IX Joint Venture at the closing. The Lease currently expires in September 2003, and Matsushita Avionics has the option to extend the Lease for two additional five-year periods.

The Lease provides that Matsushita Avionics' rental payment obligations do not commence until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease is $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; and the monthly base rental payable for the 61st month of
the lease term through the 84th month of the lease term is $61,831.58.   The
base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the Lease, is 95% of the then current market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII Fund IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX made capital contributions of approximately $3,620,316 and $3,608,109, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII Fund IX Joint Venture with respect to the Matsushita Building of approximately $7,228,425.

The average effective rental per square foot at the Matsushita building is $9.91 for 1997, the first year of ownership. The occupancy rate at year end was 100% for 1997.

For additional information regarding the Matsushita Building, refer to the Form 8-K of Wells Real Estate Fund VIII, L.P. dated January 10, 1997 (Commission File No. 0-27888).

The Cirrus Logic Building
-------------------------

On February 20, 1997, the Fund VIII - Fund IX Joint Venture acquired a 4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area (the "Denver Property"). A two-story office building containing approximately 50,400 rentable square feet has been constructed on the Denver Property (the "Cirrus Logic Building"). The Denver Property is part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies.

The purchase price paid for the Cirrus Logic Building was $7,029,000 excluding acquisition costs. Construction of the Cirrus Logic Building was substantially completed in March 1997 with Cirrus Logic, Inc. occupying the entire building.

Cirrus Logic is a Nasdaq-listed corporation and will use the leased premises as office space for employees who design computer chips for the company's mass storage division. The lease, as well as Cirrus Logic's obligation to pay rent, commenced on the date upon which Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years from the commencement date. Cirrus Logic has the option to renew the lease for two additional terms of five years each. The base rental payable during any such extended term would be 95% of the then current market rental rate for comparable office buildings in the Boulder County area.

The initial base annual rent payable by Cirrus Logic under its lease is equal to 10.29% of the costs related to acquiring the Denver Property and constructing the Cirrus Logic Building; however, in no event shall the initial base annual rent exceed $13.81 per square foot of leasable space. The base annual rent derived from this formula will be increased by 10% beginning with the sixth year of the lease and will be increased another 10% beginning with the eleventh year of the lease.

Under its lease, Cirrus Logic is responsible for all utilities, cleaning taxes and other operating expenses and for maintaining property and liability
insurance on the Cirrus Logic Building.   The Fund VIII - Fund IX Joint Venture
shall maintain for its own benefit liability insurance for the Cirrus Logic Building as well as insurance for fire, vandalism and malicious mischief.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Cirrus Logic Building were derived entirely from capital contributions made to the Fund VIII Fund IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX each made capital contributions of approximately $3,555,495 and $3,532,275, respectively, to fund the purchase of the property, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Cirrus Logic Building of approximately $7,087,770.

The average effective rental rate per square foot at the Cirrus Logic Building is $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% for 1997.

For additional information regarding the Cirrus Logic Building, refer to the Form 8-K of Wells Real Estate Fund VIII, L.P. dated February 20, 1997 (Commission File No. 0-27888).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1998, the Partnership had 2,643,680 outstanding Class A Status Units held by a total of 1,957 Limited Partners and 559,589 outstanding Class B Status Units held by a total of 285 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner as of December 31, 1997.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                                    PER CLASS A STATUS UNIT
                        ----------------------------------------------
    DISTRIBUTION FOR        TOTAL CASH     INVESTMENT      RETURN OF
     QUARTER ENDED         DISTRIBUTED       INCOME         CAPITAL
------------------------  --------------  -------------  -------------

March 31, 1996               $  278,064      $  0.11        $ 0.00
June 30, 1996                $  275,224      $  0.10        $ 0.00
September 30, 1996           $  281,560      $  0.11        $ 0.00
December 31, 1996            $  317,451      $  0.12        $ 0.00
March 31, 1997               $  274,097      $  0.10        $ 0.00
June 30, 1997                $  332,218      $  0.13        $ 0.00
September 30, 1997           $  496,938      $  0.19        $ 0.00
December 31, 1997            $  530,514      $  0.20        $ 0.00

The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to Limited Partners until February, 1998. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1998 at a level at least comparable with 1997 cash distributions on an annual basis.

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

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1997, 1996 and the eleven months ended December 31, 1995.

                                      1997           1996           1995
                                   -------------  -------------  -----------
Total assets                       $27,021,694    $27,506,234    $26,254,253
Total revenues                       1,204,018      1,057,694        402,428
Net income                           1,102,567        936,590        273,914
Net loss allocated
 to General Partners                         0           (297)          (203)
Net income allocated to
 Class A Limited Partners            1,947,536      1,207,540        294,221
Net loss allocated to
 Class B Limited Partners             (844,969)      (270,653)       (20,104)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                     0.73           0.46           0.28
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                    (1.50)         (0.47)         (0.03)
Cash Distributions per
 weighted average (1)
Class A Limited Partner Unit:
 Investment Income                        0.62           0.44           0.28
 Return of Capital                        0.00           0.00           0.00

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 units. As of December 31, 1997, the Partnership had sold 2,643,680 Class A Status Units and 559,589 Class B Status Units, held by a total of 1,957 and 285 Limited Partners respectively, for total Limited Partner contributions of $32,042,689. After payment of $1,273,995 in Acquisition and Advisory Fees, payment of $4,806,037 in selling commissions and organization and offering expenses, the investment by the Partnership of $4,002,732 in the Fund VII - Fund VIII Joint Venture, $5,700,000 in the Fund VI-VII-VIII Joint Venture and $14,401,425 in the Fund VIII Fund IX Joint Venture, as of December 31, 1997, the Partnership was holding net offering proceeds of approximately $1,850,000 available for investment in properties.

It is anticipated that additional investments in the Fund VII - Fund VIII Joint Venture of approximately $130,000 will be required to complete the Gainesville Property and $76,000 will be required to complete the Hannover Property, and an additional investment in the Fund VIII - Fund IX Joint Venture of $500,000 will be required to complete the US Cellular Building. It is anticipated that the Partnership will contribute approximately $206,000 to the Fund VII - Fund VIII Joint Venture and approximately $500,000 to the Fund VIII - Fund IX Joint Venture for completion of these projects. The Partnership has reserved $706,000 out of its net offering proceeds of approximately $1,850,000 available for investment in properties for these purposes.

Gross revenues of the Partnership were $1,204,018 for the year ended December 31, 1997, as compared to $1,057,694 for the year ended December 31, 1996 and $402,428 for the eleven months ended December 31, 1995. This increase was attributable primarily to increased investment in joint ventures and varying interest income earned on funds held by the Partnership. Expenses of the Partnership were $101,451 for 1997 as compared to $121,104 for 1996 and $128,514 for 1995. The decrease in expenses in each year since 1995 consisted primarily of decreased partnership administrative costs and decreased legal and accounting expenses. Net income of the Partnership was $1,102,567 for the year ended December 31, 1997, as compared to $936,590 for the year ended December 31, 1996 and $273,914 for the eleven months ended December 31, 1995.

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

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.62 per Class A Status Unit for the year ended December 31, 1997, $0.44 per Class A Status Unit for the year ended December 31, 1996 and $0.28 per Class A Status Unit for the eleven months ended December 31, 1995. The General Partners anticipate distributions per Unit will continue to increase for Limited Partners holding Class A Status Units in 1998. Distributions accrued for the fourth quarter of 1997 to the Limited Partners holding Class A Status Units were paid in February, 1998. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnership's ownership interest in the Fund VII - Fund VIII Joint Venture is 62%, in the Fund VI-VII-VIII Joint Venture is 32%, and in the Fund VIII - Fund IX Joint Venture is 50%.

As of December 31, 1997, the Partnership owned equity through interests in Joint Ventures in the following operational properties:

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                                               FOR THE YEAR ENDED
                                               ---------------------------------------------------
                                                   DECEMBER 31, 1997         DECEMBER 31, 1996
                                               -------------------------  ------------------------
Revenues:
  Rental Income                                        $530,493                  $534,276

Expenses:
  Depreciation                                          218,181                   222,328
  Management & leasing expenses                          78,850                    80,258
  Other operating expenses                              (66,963)                   (1,380)
                                                       --------                  --------
                                                        230,068                   301,206
                                                       --------                  --------

Net income                                             $300,425                  $233,070
                                                       ========                  ========

Occupied %                                                 94.0%                     94.0%

Partnership's Ownership % in the Fund VII
 - VIII Joint Venture                                      62.0%                     62.0%


Cash Distribution to Partnership                       $324,539                  $268,812

Net Income Allocated to the Partnership                $186,402                  $156,368

In February, 1995, the Fund VII - Fund VIII Joint Venture acquired a 5.0 acre tract of land located in Gainesville, Alachua County, Florida for the purpose of constructing a 62,975 square foot (61,468 rentable square feet) office building. A 9 year, 11 month lease to occupy 57,457 square feet was signed by CH2M Hill. The annual base rent is $530,313 payable in equal monthly installments of $44,193. CH2M Hill occupied their portion of the building in mid-December, 1995. Accordingly, no comparative financial data is available for 1995.

Net income and cash distributions have increased in 1997 over 1996 due primarily to decreased operating expenses and increased common area billings to the tenant.

Real estate taxes were $75 for 1995, based on undeveloped land, $79,235 for 1996 and $79,428 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                        FOR THE YEAR ENDED          NINE MONTHS ENDED
                                        DECEMBER 31, 1997           DECEMBER 31, 1996
                                    --------------------------  --------------------------
Revenues:
  Rental income                                 $107,379                    $ 48,988

Expenses:
  Depreciation                                    43,925                      31,391
  Management & leasing expenses                   11,237                       4,424
  Other operating expenses                        25,813                      28,812
                                                --------                    --------
                                                  80,975                      64,627
                                                --------                    --------

Net income (loss)                               $ 26,404                    $(15,639)
                                                ========                    ========

Occupied %                                            50%                         50%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                      62%                         62%

Cash distribution to Partnership                $ 37,892                    $  5,755

Net income (loss) allocated to the              $ 16,382                    $ (9,703)
 Partnership


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

Real estate taxes were $12,219 for 1997 and $9,650 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                           FOR THE YEAR ENDED          EIGHT MONTHS ENDED
                                           DECEMBER 31, 1997           DECEMBER 31, 1996
                                       --------------------------  --------------------------
Revenues:
 Rental income                                   $1,524,708                    $876,711
 Interest income                                      8,188                      60,092
                                                 ----------                    --------
                                                  1,532,896                     936,803
                                                 ----------                    --------

Expenses:
 Depreciation                                       443,544                     290,407
 Management & leasing expenses                      191,176                      99,330
 Other operating expenses                           414,754                     288,665
                                                 ----------                    --------
                                                  1,049,474                     678,402
                                                 ----------                    --------

Net income                                       $  483,422                    $258,401
                                                 ==========                    ========

Occupied %                                              100%                        100%

Partnership's Ownership % in the
 Fund VI- VII - VIII Joint Venture                     32.3%                       28.1%

Cash distribution to Partnership                 $  289,843                    $110,429

Net income allocated to the Partnership          $  146,895                    $ 59,658

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 3,091 square feet of additional space was occupied by BellSouth commencing in December, 1996 bringing occupancy to 100%.

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

Since the building opened in May, 1996, comparative income and expense figures for prior years are not available. The BellSouth Property incurred property taxes of $164,400 for 1997 and $23,234 for 1996, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                 ELEVEN MONTHS ENDED
                                                  DECEMBER 31, 1997
                                                 --------------------
Revenues:
  Rental income                                          $562,880
  Interest income                                          11,276
                                                         --------
                                                          574,156
                                                         --------
Expenses:
  Depreciation                                            191,155
  Management & leasing expense                             41,589
  Other operating expenses                                 88,873
                                                         --------
                                                          321,617
                                                         --------
  Net income                                             $252,539
                                                         ========

Occupied %                                                   86.0%

Partnership's Ownership % in the
  Fund VI - Fund VII - Fund VIII Joint Venture               32.3%

Cash distribution to Partnership                         $118,839

Net income allocated to Partnership                      $ 79,268

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center were approximately $8,700,000. A strip shopping center containing approximately 67,320 gross square feet opened on the site on February 26, 1997.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

Tanglewood Commons incurred property taxes of $58,466 for 1997, the first year of occupancy. Since this property commenced operations in February 1997, comparable income and expense figures for the prior year are not available.

The TCI Building - Fund VIII -Fund IX Joint Venture
---------------------------------------------------

                                           FOR THE YEAR ENDED    THREE MONTHS ENDED
                                           DECEMBER 31, 1997      DECEMBER 31, 1996
                                           ------------------    ------------------
Revenues:
 Rental income                                  $459,656              $101,277
 Interest income                                   6,607                     0
 Other income                                      4,479                     0
                                                --------              --------
                                                 470,742               102,277
                                                --------              --------

Expenses:
 Depreciation                                    166,595                50,444
 Management & leasing expenses                    17,496                 3,884
 Other operating expenses                         14,561                 1,050
                                                --------              --------
                                                 198,652                55,378
                                                --------              --------

Net income                                      $272,090              $ 45,899
                                                ========              ========

Occupied %                                           100%                  100%

Partnership's Ownership % in the
 Fund VIII - Fund IX Joint Venture                  50.1%                 49.9%

Cash distribution to Partnership                $206,961              $ 45,965

Net income allocated to the Partnership         $136,186              $ 22,892

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996, and was assigned by the seller to the Fund VIII - Fund IX Joint Venture at closing.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX, totaling $2,238,170 and $2,236,530, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII
- Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------

                                              FOR THE YEAR ENDED
                                               DECEMBER 31, 1997
                                              ------------------
Revenues:
  Rental income                                    $644,240
  Interest income                                     1,511
                                                   --------
                                                    645,751
                                                   --------

Expenses:
  Depreciation                                      215,670
  Management & leasing expense                       30,872
  Other operating expenses                            3,973
                                                   --------
                                                    250,515
                                                   --------
  Net income                                       $395,236
                                                   ========

Occupied %                                            100.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                    50.1%

Cash distribution to Partnership                   $185,783

Net income allocated to Partnership                $197,953

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the lease is $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; and the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita

Avionics exercises its option to extend the lease, is 95% of the then current market rental rate for office space in other comparable buildings located in the Irvine area of southern California.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Matsushita Building were derived from capital contributions made by the Partnership and Wells Fund IX, totaling $3,620,316 and $3,608,109, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                                   TEN MONTHS ENDED
                                                   DECEMBER 31, 1997
                                                  ------------------
Revenues:
  Rental income                                        $584,373
  Interest income                                        21,402
                                                       --------
                                                        605,775
                                                       --------

Expenses:
  Depreciation                                          236,049
  Management & leasing expense                           25,605
  Other operating expenses                                5,330
                                                       --------
                                                        266,984
                                                       --------
  Net income                                           $338,791
                                                       ========

Occupied %                                                100.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                        50.1%

Cash distribution to Partnership                       $234,721

Net income allocated to Partnership                    $169,670

On February 20, 1997, the Fund VIII - Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000, excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March 1997.

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

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Cirrus Logic Building were derived from capital contributions made by the Partnership and Wells Fund IX, totaling $3,555,495 and $3,532,275, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII
- Fund IX Joint Venture.

The US Cellular Building/Fund VIII - Fund IX Joint Venture
----------------------------------------------------------

                                                SEVEN MONTHS ENDED
                                                DECEMBER 31, 1997
                                               -------------------
Revenues:
  Rental income                                     $519,542

Expenses:
  Depreciation                                       276,566
  Management & leasing expense                        47,957
  Other operating expenses                            (8,883)
                                                    --------
                                                     315,640
                                                    --------
  Net income                                        $203,902
                                                    ========

Occupied %                                              75.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                     50.1%

Cash distribution to Partnership                    $191,778

Net income allocated to Partnership                 $102,151

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the

Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that the Partnership will fund the approximately $500,000 needed to complete construction on this project.

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 payable in equal monthly installments of $75,201 during the first five years and $1,016,822 payable in equal monthly installments of $84,735 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. Cellular One changed its name to US Cellular as of October 31, 1997.

Since the US Cellular Building opened June 15, 1997, comparative income and expenses figures are not available for prior periods. The building incurred property taxes of $93,865 for 1997, the first year of occupancy.

As of December 31, 1997, the funds used by the Fund VIII - Fund IX Joint Venture to acquire and develop the US Cellular Building were derived from capital contributions made by the Partnership and Wells Fund IX, totaling $4,987,444 and $5,012,444, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership commenced active operations on February 24, 1995, when it received and accepted subscriptions for 125,000 Units. As of December 31, 1997, the Partnership raised $32,042,689 in capital through the sale of 3,204,269 Units. After payment of $6,087,744 in acquisition and advisory fees, selling commissions and organizational and offering expenses, a repurchase of 1,000 limited partnership units, and the investment by the Partnership of $24,104,160 in Joint Ventures, as of December 31, 1997, the Partnership was holding net offering proceeds of approximately $1,850,000 available for investment in additional properties.

The Partnership's net cash provided by operating activities decreased to $7,909 in 1997 as compared to $623,268 for 1996 due primarily to decreased interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities of $9,446,529 in 1997 is primarily the result of investments in the joint ventures offset by distributions received from the joint ventures. The offering terminated on January 5, 1996. Distribution to partners began in 1996 and increased in 1997. Net cash (used in) provided by financing activities is the result of raising $1,898,147 in 1996 and $30,144,542 in 1995 in Limited Partners contributions less commissions and organizational and offering expenses.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1997. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partnership contributions and, as of December 31, 1997, has reserved approximately $206,000 for final tenant buildout of the Gainesville Property and the Hannover Property owned by the Fund VII - Fund VIII Joint Venture, and $500,000 needed to complete the US Cellular Building owned by the Fund VIII-Fund IX Joint Venture.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

INFLATION
----------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.

                                    PART III
                                    --------


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
----------------------------------------------

WELLS PARTNERS, L.P.   Wells Partners, L.P. is a private Georgia limited
--------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

LEO F. WELLS, III.    Mr. Wells is a resident of Atlanta, Georgia, is 54 years
-----------------
of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1997.

                            CASH COMPENSATION TABLE
                            -----------------------

               ( A )                               ( B )                            ( C )
  NAME OF INDIVIDUAL OR NUMBER IN     CAPACITIES IN WHICH SERVED FORM
               GROUP                         OF COMPENSATION                 CASH COMPENSATION

---------------------------------------------------------------------------------------------------

Wells Management Company, Inc.       Property Manager -                                 $164,662 (1)
                                     Management & Leasing Fees


(1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

         (1)                      (2)                       (3)                        (4)
                          NAME AND ADDRESS OF       AMOUNT AND NATURE OF
    TITLE OF CLASS         BENEFICIAL OWNER         BENEFICIAL OWNERSHIP         PERCENT OF CLASS
----------------------  -----------------------     --------------------         ----------------
    Class A Units          Leo F. Wells, III            140.88 Units               Less than 1%
                                                     (IRA, 401 (k) Plan)

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS.
--------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1997.

PROPERTY MANAGEMENT AND LEASING FEES.
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $164,662 for the year ended December 31, 1997.

REAL ESTATE COMMISSIONS.
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1997.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1. The Financial Statements are contained on Pages F-2 through F-30 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(B) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(C) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(D)    See (a) 2 above.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1998.

                              WELLS REAL ESTATE FUND VIII, L.P.
                              (Registrant)


                              By:   /s/ Leo F. Wells, III
                                    -------------------------------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                                    Title
---------                                    -----
/s/Leo F. Wells, III              Individual General Partner,            March 17, 1998
-----------------------           President and Sole Director of
Leo F. Wells, III                 Wells Capital, Inc., the
                                  General Partner of Wells
                                  Partners, L.P.




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



FINANCIAL STATEMENTS                                                     PAGE
-----------------------------------------------------------------------  ----

Independent Auditors' Report                                             F-2

Balance Sheets as of December 31, 1997, 1996 and 1995                    F-3

Statements of Income for the Year Ended December 31, 1997, 1996
  and for the Eleven Months ended December 31, 1995                      F-4

Statements of Partners' Capital for the Year Ended December 31, 1997,
 December 31, 1996 and for the Eleven Months ended
 December 31, 1995                                                       F-5

Statements of Cash Flows for the Year Ended December 31, 1997,
  1996 and for the Eleven Months ended December 31, 1995                 F-6

Notes to Financial Statements for December 31, 1997, 1996 and
  1995                                                                   F-7

               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of

Wells Real Estate Fund VIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VIII, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1997 and 1996 and the 11 months ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the 11 months ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP

Atlanta, Georgia
January 9, 1998

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                      1997                1996
                                                  -----------         -----------
INVESTMENT IN JOINT VENTURES                      $24,501,876         $13,787,531

CASH AND CASH EQUIVALENTS                           1,848,493          12,716,219

DUE FROM AFFILIATES                                   548,507             187,433

DEFERRED PROJECT COSTS                                103,318             697,301

ORGANIZATION COSTS, LESS ACCUMULATED
  AMORTIZATION OF $12,500 IN 1997 AND
  $6,250 IN 1996                                       12,500              18,750


PREPAID EXPENSES AND OTHER ASSETS                       7,000              99,000
                                                  -----------         -----------
       Total assets                               $27,021,694         $27,506,234
                                                  ===========         ===========

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses            $         0         $     5,500
 Partnership distributions payable                    530,714             317,453
 Due to affiliate                                           0             152,501
                                                  -----------         -----------
       Total liabilities                              530,714             475,454
                                                  -----------         -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Limited partners:
   Class A                                         22,828,363          22,367,784
   Class B                                          3,662,617           4,662,896
   Original limited partner                                 0                 100
                                                  -----------         -----------
       Total partners' capital                     26,490,980          27,030,780
                                                  -----------         -----------
       Total liabilities and partners'
         capital                                  $27,021,694         $27,506,234
                                                  ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND

                     THE 11 MONTHS ENDED DECEMBER 31, 1995

                                                 1997              1996             1995
                                              ----------        ----------        --------
REVENUES:
 Equity in income of joint ventures           $1,034,907        $  241,819        $ 28,377
 Interest income                                 169,111           815,875         374,051
                                              ----------        ----------        --------
                                               1,204,018         1,057,694         402,428
                                              ----------        ----------        --------
EXPENSES:
 Partnership administration                       58,391            74,440         103,444
 Legal and accounting                             27,592            35,745          12,882
 Amortization of organization costs                6,250             6,250           6,250
 Other                                             9,218             4,669           5,938
                                              ----------        ----------        --------
                                                 101,451           121,104         128,514
                                              ----------        ----------        --------
NET INCOME                                    $1,102,567        $  936,590        $273,914
                                              ==========        ==========        ========

NET LOSS ALLOCATED TO GENERAL
  PARTNERS                                    $        0        $     (297)       $   (203)
                                              ==========        ==========        ========

NET INCOME ALLOCATED TO CLASS
  A LIMITED PARTNERS                          $1,947,536        $1,207,540        $294,221
                                              ==========        ==========        ========

NET LOSS ALLOCATED TO CLASS
  B LIMITED PARTNERS                          $ (844,969)       $ (270,653)       $(20,104)
                                              ==========        ==========        ========

NET INCOME PER WEIGHTED AVERAGE
  CLASS A LIMITED PARTNER UNIT                $     0.73        $     0.46        $   0.28
                                              ==========        ==========        ========

NET LOSS PER WEIGHTED AVERAGE
  CLASS B LIMITED PARTNER UNIT                $    (1.50)       $    (0.47)       $  (0.03)
                                              ==========        ==========        ========

CASH DISTRIBUTION PER WEIGHTED
  AVERAGE CLASS A LIMITED
  PARTNER UNIT                                $     0.62        $     0.44        $   0.28
                                              ==========        ==========        ========


        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                   AND THE 11 MONTHS ENDED DECEMBER 31, 1995

                                                                   LIMITED  PARTNERS
                                          -----------------------------------------------------------
                                                              CLASS A                  CLASS B                        TOTAL
                                                       -----------------------  ---------------------    GENERAL    PARTNERS'
                                           ORIGINAL      UNITS        AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                          ----------   ---------   -----------   -------   ----------   --------    ----------
BALANCE, DECEMBER 31, 1994                     $ 100           0   $         0         0   $        0      $ 500   $       600

 Net income (loss)                                 0           0       294,221         0      (20,104)      (203)      273,914
 Limited partner contributions                     0   2,456,287    24,562,868   558,167    5,581,674          0    30,144,542
 Partnership distributions                         0           0      (295,926)        0            0          0      (295,926)
 Sales commissions and discounts                   0           0    (2,456,287)        0     (558,168)         0    (3,014,455)
 Other offering expenses                           0           0    (1,202,674)        0     (273,303)         0    (1,475,977)
                                          ----------   ---------   -----------   -------   ----------      -----   -----------
BALANCE, DECEMBER 31, 1995                       100   2,456,287    20,902,202   558,167    4,730,099        297    25,632,698

 Net income (loss)                                 0           0     1,207,540         0     (270,653)      (297)      936,590
 Limited partner contributions                     0     166,349     1,642,845    23,466      255,302          0     1,898,147
 Partnership distributions                         0           0    (1,152,299)        0            0          0    (1,152,299)
 Sales commissions and discounts                   0           0      (154,881)        0      (34,568)         0      (189,449)
 Other offering expenses                           0           0       (77,623)        0      (17,284)         0       (94,907)
                                          ----------   ---------   -----------   -------   ----------      -----   -----------
BALANCE, DECEMBER 31, 1996                       100   2,622,636    22,367,784   581,633    4,662,896          0    27,030,780

 Net income (loss)                                 0           0     1,947,536         0     (844,969)         0     1,102,567
 Partnership distributions                         0           0    (1,633,767)        0            0          0    (1,633,767)
 Class B conversion elections                      0      22,044       155,310   (22,044)    (155,310)         0             0
 Return of capital                              (100)     (1,000)       (8,500)        0            0          0        (8,600)
                                          ----------   ---------   -----------   -------   ----------      -----   -----------
BALANCE, DECEMBER 31, 1997                     $   0   2,643,680   $22,828,363   559,589   $3,662,617      $   0   $26,490,980
                                          ==========   =========   ===========   =======   ==========      =====   ===========

        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND

                     THE 11 MONTHS ENDED DECEMBER 31, 1995


                                                                                1997           1996          1995
                                                                            ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $  1,102,567   $   936,590   $   273,914
                                                                            ------------   -----------   -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in income of joint ventures                                       (1,034,907)     (241,819)      (28,377)
     Amortization of organization costs                                            6,250         6,250         6,250
     Changes in assets and liabilities:
      Prepaid expenses and other assets                                           92,000       (35,000)      (64,000)
      Organization costs                                                               0             0       (31,250)
      Accounts payable and accrued expenses                                       (5,500)           50         5,450
      Due to affiliates, net of deferred offering costs                         (152,501)      (42,803)       42,803
                                                                            ------------   -----------   -----------
        Total adjustments                                                     (1,094,658)     (313,322)      (69,124)
                                                                            ------------   -----------   -----------
        Net cash provided by operating activities                                  7,909       623,268       204,790
                                                                            ------------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint ventures                                                (10,675,811)   (7,865,131)   (5,563,214)
 Deferred project costs paid                                                           0       (66,435)   (1,055,059)
 Distributions received from joint ventures                                    1,229,282       279,984        20,287
                                                                            ------------   -----------   -----------
        Net cash used in investing activities                                 (9,446,529)   (7,651,582)   (6,597,986)
                                                                            ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                          (1,420,506)   (1,130,772)            0
 Limited partners' contributions                                                       0     1,898,147    30,144,542
 Sales commission paid                                                                 0      (369,853)   (2,834,051)
 Return of capital                                                                (8,600)            0             0
 Offering costs paid                                                                   0       (94,907)   (1,475,977)
                                                                            ------------   -----------   -----------
        Net cash (used in) provided by financing activities                   (1,429,106)      302,615    25,834,514
                                                                            ------------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                             (10,867,726)   (6,725,699)   19,441,318

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                12,716,219    19,441,918           600
                                                                            ------------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,848,493   $12,716,219   $19,441,918
                                                                            ============   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Deferred project costs applied to joint venture properties               $    593,983   $   337,782   $   238,912
                                                                            ============   ===========   ===========

   Increase in deferred project cost accrual                                $          0   $  (152,501)  $         0
                                                                            ============   ===========   ===========



        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund VIII, L.P. (the "Partnership") is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Jacksonville, Florida (the "BellSouth property"); (ii) a retail shopping center in Clemmons, Forsyth County, North Carolina; (iii) an office building in Gainesville, Florida; (iv) a retail office building located in Stockbridge, Georgia; (v) an office building in Madison, Wisconsin (the "U.S. Cellular Building"); (vi) an office building in Farmers Branch, Texas (the "Dallas property"); (vii) a two-story office building in Orange County, California (the "Matsushita Building"); and (viii) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building").

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTIONS OF NET CASH FROM OPERATIONS

   Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed thus far. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

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

        . To limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

        . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partners return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

        . To the general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential partner return, then the general partners shall receive an additional sum equal to 25% of such excess

        . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

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

   Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

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

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121 effective January 1, 1995.

   The impact of adopting SFAS No. 121 was not material to the financial statements of the Partnership or its affiliated joint ventures.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1997.

   Depreciation for buildings, building improvements, and land improvements is calculated using the straight-line method over their useful lives. Effective October 1, 1995, the joint ventures revised their estimate of the useful lives of those assets from 40 to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership, through its ownership interest in the joint ventures, of increasing depreciation expense approximately $8,699 in the fourth quarter of 1995 and $94,314 and $332,046 in the years ended December 31, 1996 and 1997, respectively. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

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

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1997 and 1996 and the 11 months ended December 31, 1995 is computed based on the weighted average number of units outstanding during the period.

   RECLASSIFICATIONS

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

 2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1997 were $1,273,995 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures. Fees totaling $152,501 had not yet been paid at December 31, 1996 and were included in due to affiliate. Deferred project costs at December 31, 1997 and 1996 represent fees not yet applied to properties.

 3. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1997 and 1996 represents the Partnership's share of cash distributed for the fourth quarters of 1997 and 1996:

                                               1997           1996
                                             --------       --------
Fund VI, VII, and VIII Associates            $125,015       $ 75,614
Fund VII and VIII Associates                   87,463         65,853
Fund VIII and IX Associates                   336,029         45,966
                                             --------       --------
                                             $548,507       $187,433
                                             ========       ========

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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $164,662 and $58,378 for the years ended December 31, 1997 and 1996 and the 11 months ended December 31, 1995, respectively, which were paid to Wells Management.

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

 4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1997 and 1996 are summarized as follows:

                                                 1997                        1996
                                        ---------------------    ------------------------
                                        AMOUNT        PERCENT       AMOUNT        PERCENT
                                        -----------   -------    -----------      -------
Fund VI, VII, and VIII Associates       $ 5,722,761       32%    $ 4,849,380         28%
Fund VII and VIII Associates              3,873,022       62       4,032,669         62
Fund VIII and IX Associates              14,906,093       50       4,905,482         50
                                        -----------              -----------
                                        $24,501,876              $13,787,531
                                        ===========              ===========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1997 and 1996:

                                                           1997           1996
                                                       -----------    -----------
Investment in joint ventures, beginning of year        $13,787,531    $ 5,786,364
Equity in income of joint ventures                       1,034,907        241,819
Contributions to joint ventures                         11,269,794      8,202,913
Distributions from joint ventures                       (1,590,356)      (443,565)
                                                       -----------    -----------
Investment in joint ventures, end of year              $24,501,876    $13,787,531
                                                       ===========    ===========

   FUND VI, VII, AND VIII ASSOCIATES

   On April 17, 1995, the Partnership entered into a joint venture with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square-foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center was developed and was substantially complete at December 31, 1997.

   During 1996, Fund VI and Fund VII each withdrew $500,000 from the joint venture in order to contribute needed funds to the Fund II, III, VI, and VII Associates joint venture. In addition, deferred project costs related to Fund VI and Fund VII of $23,160 and $21,739, respectively, were unapplied when the contribution were withdrawn. During 1996, the Partnership made an additional contribution of $2,815,965, which included $115,965 of deferred project costs that were applied. Ownership percentages were recomputed accordingly.

   Following are the financial statements for Fund VI, VII, and VIII Associates:

                       FUND VI, VII, AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                               1997               1996
                                                                            -----------       -----------
Nonoperating real estate assets, at cost:
 Land                                                                       $         0       $ 3,159,929
 Construction in progress                                                             0         4,587,178
                                                                            -----------       -----------
       Total nonoperating real estate assets                                          0         7,747,107
                                                                            -----------       -----------
Operating real estate assets, at cost:
 Land                                                                         4,461,819         1,301,890
 Building and improvements, less accumulated depreciation of
  $925,106 in 1997 and $290,407 in 1996                                      11,747,642         7,004,986

 Construction in progress                                                        94,715                 0
                                                                            -----------       -----------
       Total operating real estate assets                                    16,304,176         8,306,876
                                                                            -----------       -----------
       Total real estate assets                                              16,304,176        16,053,983
Cash and cash equivalents                                                     1,059,001           929,683
Accounts receivable                                                             104,021            27,851
Prepaid expenses and other assets                                               712,814           691,741
                                                                            -----------       -----------
       Total assets                                                         $18,180,012       $17,703,258
                                                                            ===========       ===========
                                     Liabilities and Partners' Capital
Liabilities:
 Accounts payable                                                           $   100,792       $   203,275
 Partnership distributions payable                                              386,390           268,656
 Due to affiliates                                                                5,177             1,555
                                                                            -----------       -----------
       Total liabilities                                                        492,359           473,486
                                                                            -----------       -----------
Partners' capital:
 Wells Real Estate Fund VI                                                    6,058,082         6,268,458
 Wells Real Estate Fund VII                                                   5,906,810         6,111,934
 Wells Real Estate Fund VIII                                                  5,722,761         4,849,380
                                                                            -----------       -----------
       Total partners' capital                                               17,687,653        17,229,772
                                                                            -----------       -----------
       Total liabilities and partners' capital                              $18,180,012       $17,703,258
                                                                            ===========       ===========

                       FUND VI, VII, AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                                            1997          1996            1995
                                                        ----------     ----------       --------
Revenues:
  Rental income                                         $2,087,588     $  876,711       $      0
  Interest income                                           19,464        147,581        270,723
  Other income                                                 360            150              0
                                                        ----------     ----------       --------
                                                         2,107,412      1,024,442        270,723
                                                        ----------     ----------       --------
Expenses:
  Depreciation                                             634,699        290,407              0
  Operating costs                                          460,873        262,090         12,792
  Lease acquisition costs                                   97,457         50,388              0
  Management and leasing fees                              135,308         48,942              0
  Legal and accounting                                      15,934         17,251              0
  Property administration                                   27,180         15,975         10,980
  Computer costs                                                 0            642              0
                                                        ----------     ----------       --------
                                                         1,371,451        685,695         23,772
                                                        ----------     ----------       --------
Net income                                              $  735,961     $  338,747       $246,951
                                                        ==========     ==========       ========

Net income allocated to Wells Real Estate Fund VI       $  258,122     $  134,875       $108,199
                                                        ==========     ==========       ========

Net income allocated to Wells Real Estate Fund VII      $  251,676     $  131,609       $105,848
                                                        ==========     ==========       ========

Net income allocated to Wells Real Estate Fund VIII     $  226,163     $   72,263       $ 32,904
                                                        ==========     ==========       ========

                       FUND VI, VII, AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                            WELLS REAL         WELLS REAL         WELLS REAL             TOTAL
                                              ESTATE             ESTATE             ESTATE             PARTNERS'
                                              FUND VI           FUND VII           FUND VIII            CAPITAL
                                             ----------         ----------         ----------          -----------
Balance, April 17, 1995                      $        0         $        0         $        0          $         0
 Net income                                     108,199            105,848             32,904              246,951
 Partnership contributions                    6,871,903          6,711,976          2,085,890           15,669,769
 Partnership distributions                     (113,803)          (111,331)           (34,609)            (259,743)
                                             ----------         ----------         ----------          -----------
Balance, December 31, 1995                    6,866,299          6,706,493          2,084,185           15,656,977
 Net income                                     134,875            131,609             72,263              338,747
 Partnership contributions                            0                  0          2,815,965            2,815,965
 Partnership distributions                     (209,556)          (204,429)          (123,033)            (537,018)
 Return of contributions                       (523,160)          (521,739)                 0           (1,044,899)
                                             ----------         ----------         ----------          -----------
Balance, December 31, 1996                    6,268,458          6,111,934          4,849,380           17,229,772
 Net income                                     258,122            251,676            226,163              735,961
 Partnership contributions                            0                  0          1,055,900            1,055,900
 Partnership distributions                     (468,498)          (456,800)          (408,682)          (1,333,980)
                                             ----------         ----------         ----------          -----------
Balance, December 31, 1997                   $6,058,082         $5,906,810         $5,722,761          $17,687,653
                                             ==========         ==========         ==========          ===========

                       FUND VI, VII, AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

    AND FOR THE PERIOD FROM INCEPTION (APRIL 17, 1995) TO DECEMBER 31, 1995

                                                                1997            1996            1995
                                                            -----------     -----------      ----------
Cash flows from operating activities:
  Net income                                                   $735,961     $   338,747     $   246,951
                                                            -----------     -----------      ----------
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Depreciation                                                634,699         290,407               0
    Changes in assets and liabilities:
      Accounts receivable                                       (76,170)          5,149         (33,000)
      Prepaid expenses and other assets                         (21,073)       (427,363)       (264,378)
      Accounts payable                                            8,312          37,480               0
      Due to affiliates                                           3,622           1,555               0
                                                            -----------     -----------      ----------
        Total adjustments                                       549,390         (92,772)       (297,378)
                                                            -----------     -----------      ----------
        Net cash provided by (used in) operating activities   1,285,351         245,975         (50,427)
                                                            -----------     -----------      ----------
Cash flows from investing activities:
  (Decrease) increase in construction payables                 (110,795)       (607,204)        772,999
  Investment in real estate                                    (828,992)     (7,381,063)     (8,892,261)
                                                            -----------     -----------      ----------
        Net cash used in investing activities                  (939,787)     (7,988,267)     (8,119,262)
                                                            -----------     -----------      ----------
Cash flows from financing activities:
  Contributions received from joint venture partners          1,000,000       2,700,000      15,669,769
  Return of contributions from joint venture partners                 0      (1,000,000)              0
  Distributions to joint venture partners                    (1,216,246)       (375,952)       (152,153)
                                                            -----------     -----------      ----------
        Net cash (used in) provided by financing activities    (216,246)      1,324,048      15,517,616
                                                            -----------     -----------      ----------
Net increase (decrease) in cash and cash equivalents            129,318      (6,418,244)      7,347,927
Cash and cash equivalents, beginning of period                  929,683       7,347,927               0
                                                            -----------     -----------      ----------
Cash and cash equivalents, end of period                    $ 1,059,001     $   929,683      $7,347,927
                                                            ===========     ===========      ==========
Supplemental disclosure of noncash items:
  Deferred project costs contributed by partners, net       $    55,900     $    71,066      $  669,769
                                                            ===========     ===========      ==========

   FUND VII AND VIII ASSOCIATES


   On February 10, 1995, the Partnership entered into a joint venture agreement with Fund VII. The joint venture, Fund VII and VIII Associates, was formed to acquire, develop, operate, and sell real properties. During 1995, the joint venture purchased a five acre parcel of land in Gainesville, Alachua County, Florida. A 62,975-square-foot office building was constructed and began operations during 1995. In April 1996, Fund VII contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon to the joint venture for the development of a 12,000-square-foot, single-story combination retail/office building. The building was completed and commenced operations in 1996.

   Following are the financial statements for Fund VII and VIII Associates:

                          FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                1997             1996
                                                                             ----------       ----------
Real estate assets, at cost:
 Land                                                                        $  822,320       $  822,320
 Building and improvements, less accumulated depreciation of $467,401
  in 1997 and $235,083 in 1996                                                5,020,941        5,250,058

 Personal property, less accumulated depreciation of $62,059 in 1997
  and $32,270 in 1996                                                           235,824          265,613

 Construction in progress                                                         9,002            6,186
                                                                             ----------       ----------
       Total real estate assets                                               6,088,087        6,344,177
Cash and cash equivalents                                                       238,222          248,432
Accounts receivable                                                              14,398                0
Prepaid expenses and other assets                                                77,894           71,963
                                                                             ----------       ----------
       Total assets                                                          $6,418,601       $6,664,572
                                                                             ==========       ==========

                                   Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                            $   26,953       $   51,293
 Due to affiliates                                                                  844                0
 Partnership distributions payable                                              140,964          106,136
                                                                             ----------       ----------
       Total liabilities                                                        168,761          157,429
                                                                             ----------       ----------
Partners' capital:
 Wells Real Estate Fund VII                                                   2,376,818        2,474,474
 Wells Real Estate Fund VIII                                                  3,873,022        4,032,669
                                                                             ----------       ----------
       Total partners' capital                                                6,249,840        6,507,143
                                                                             ----------       ----------
       Total liabilities and partners' capital                               $6,418,601       $6,664,572
                                                                             ==========       ==========

                          FUND VII AND VIII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
   AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                1997        1996       1995
                                              --------    --------    -------
Revenues:
  Rental income                               $637,692    $583,264    $15,995
  Other income                                     180         320          0
                                              --------    --------    -------
                                               637,872     583,584     15,995
                                              --------    --------    -------
Expenses:
  Depreciation                                 262,106     249,262     18,091
  Management and leasing fees                   57,360      57,590        960
  Lease acquisition costs                       32,727      31,060          0
  Legal and accounting                           9,973      23,554          0
  Property administration                       24,830      17,202          0
  Computer costs                                   107       2,073          0
  Operating costs, net of reimbursements       (76,060)    (14,588)     2,770
                                              --------    --------    -------
                                               311,043     366,153     21,821
                                              --------    --------    -------
Net income (loss)                             $326,829    $217,431    $(5,826)
                                              ========    ========    =======
Net income (loss) allocated to Wells
  Real Estate Fund VII                        $124,045    $ 70,767    $(1,299)
                                              ========    ========    =======

Net income (loss) allocated to Wells
  Real Estate Fund VIII                       $202,784    $146,664    $(4,527)
                                              ========    ========    =======

                          FUND VII AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

   AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                     WELLS REAL         WELLS REAL            TOTAL
                                       ESTATE             ESTATE            PARTNERS'
                                      FUND VII           FUND VIII           CAPITAL
                                     ----------         ----------         ----------
Balance, February 10, 1995           $        0         $        0         $        0
 Net loss                                (1,299)            (4,527)            (5,826)
 Partnership contributions            1,066,354          3,716,236          4,782,590
 Partnership distributions               (2,735)            (9,530)           (12,265)
                                     ----------         ----------         ----------
Balance, December 31, 1995            1,062,320          3,702,179          4,764,499
 Net income                              70,767            146,664            217,431
 Partnership contributions            1,487,301            458,393          1,945,694
 Partnership distributions             (145,914)          (274,567)          (420,481)
                                     ----------         ----------         ----------
Balance, December 31, 1996            2,474,474          4,032,669          6,507,143
 Net income                             124,045            202,784            326,829
 Partnership distributions             (221,701)          (362,431)          (584,132)
                                     ----------         ----------         ----------
Balance, December 31, 1997           $2,376,818         $3,873,022         $6,249,840
                                     ==========         ==========         ==========

                          FUND VII AND VIII ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

   AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 1995) TO DECEMBER 31, 1995

                                                                  1997             1996                1995
                                                               ---------        ----------         -----------
Cash flows from operating activities:
 Net income (loss)                                             $ 326,829        $  217,431         $    (5,826)
                                                               ---------        ----------         -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation                                                262,106           249,262              18,091
     Changes in assets and liabilities:
       Accounts receivable                                       (14,398)           15,995             (15,995)
       Prepaid expenses and other assets                          (5,931)          (71,963)                  0
       Accounts payable                                          (24,340)           51,293                   0
       Due to affiliates                                             844              (960)                960
                                                               ---------        ----------         -----------
         Total adjustments                                       218,281           243,627               3,056
                                                               ---------        ----------         -----------
         Net cash provided by (used in) operating
          activities                                             545,110           461,058              (2,770)
                                                               ---------        ----------         -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables                          0          (285,787)            285,787
 Investment in real estate                                        (6,016)         (136,623)         (4,868,154)
 Contributions from partners                                           0           536,394           4,585,137
                                                               ---------        ----------         -----------
         Net cash (used in) provided by investing
          activities                                              (6,016)          113,984               2,770
                                                               ---------        ----------         -----------
Cash flows from financing activities:
 Distributions to joint venture partners                        (549,304)         (326,610)                  0
                                                               ---------        ----------         -----------
Net (decrease) increase in cash and cash equivalents
                                                                 (10,210)          248,432                   0
Cash and cash equivalents, beginning of year                     248,432                 0                   0
                                                               ---------        ----------         -----------
Cash and cash equivalents, end of year                         $ 238,222        $  248,432         $         0
                                                               =========        ==========         ===========
Supplemental disclosure of noncash activities:
 Deferred project costs applied by partners, net of
  deferred project costs transferred                           $       0        $   37,387         $   197,453
                                                               =========        ==========         ===========

 Contribution of real estate assets                            $       0        $1,371,913         $         0
                                                               =========        ==========         ===========

   FUND VIII AND IX ASSOCIATES

   On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund IX, L.P. The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a

   7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square-foot, one-story office building, known as the Dallas property, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square-foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square-foot building was completed and commenced operations in 1997.

   Following are the financial statements for Fund VIII and IX Associates:

                          FUND VIII AND IX ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                                1997               1996
                                                                            -----------       -----------
Nonoperating real estate assets, at cost:
 Land                                                                       $         0       $   896,698
 Construction in progress                                                             0         4,340,033
                                                                            -----------       -----------
       Total nonoperating real estate assets                                          0         5,236,731
                                                                            -----------       -----------
Operating real estate assets, at cost:
 Land                                                                         4,724,579           677,914
 Building and improvements, less accumulated depreciation of
  $945,324 in 1997 and $50,444 in 1996
                                                                             24,122,271         3,938,508
 Construction in progress                                                       272,779                 0
                                                                            -----------       -----------
       Total operating real estate assets                                    29,119,629         4,616,422
                                                                            -----------       -----------
       Total real estate assets                                              29,119,629         9,853,153
Cash and cash equivalents                                                     1,088,438           675,353
Accounts receivable                                                             389,347             7,489
Prepaid expenses and other assets                                               237,710                 0
                                                                            -----------       -----------
       Total assets                                                         $30,835,124       $10,535,995
                                                                            ===========       ===========

                            Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $   388,723       $   608,622
 Due to affiliates                                                               20,399                 0
 Partnership distributions payable                                              670,784            92,163
                                                                            -----------       -----------
       Total liabilities                                                      1,079,906           700,785
                                                                            -----------       -----------
Partners' capital:
 Wells Real Estate Fund VIII                                                 14,906,093         4,905,482
 Wells Real Estate Fund IX                                                   14,849,125         4,929,728
                                                                            -----------       -----------
       Total partners' capital                                               29,755,218         9,835,210
                                                                            -----------       -----------
       Total liabilities and partners' capital                              $30,835,124       $10,535,995
                                                                            ===========       ===========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996

                                                          1997        1996
                                                       ----------   --------
Revenues:
  Rental income                                        $2,203,332   $101,277
  Interest income                                          29,520          0
  Other income                                              4,479          0
                                                       ----------   --------
                                                        2,237,331    101,277
                                                       ----------   --------

Expenses:
  Depreciation                                            894,880     50,444
  Management and leasing fees                             115,073      3,884
  Lease acquisition costs                                   6,857          0
  Property administration                                  21,006      1,050
  Legal and accounting                                     13,602          0
  Operating costs, net of reimbursements                  (24,106)         0
                                                       ----------   --------
                                                        1,027,312     55,378
                                                       ----------   --------
Net income                                             $1,210,019   $ 45,899
                                                       ==========   ========

Net income allocated to Wells Real Estate Fund VIII    $  605,960   $ 22,892
                                                       ==========   ========

Net income allocated to Wells Real Estate Fund IX      $  604,059   $ 23,007
                                                       ==========   ========

                          FUND VIII AND IX ASSOCIATES

                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND

                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)

                              TO DECEMBER 31, 1996

                                                            WELLS REAL           WELLS REAL              TOTAL
                                                              ESTATE               ESTATE              PARTNERS'
                                                             FUND VIII             FUND IX              CAPITAL
                                                           -----------          -----------          -----------
Balance, June 10, 1996                                     $         0          $         0          $         0
 Net income                                                     22,892               23,007               45,899
 Partnership contributions                                   4,928,555            4,952,919            9,881,474
 Partnership distributions                                     (45,965)             (46,198)             (92,163)
                                                           -----------          -----------          -----------
Balance, December 31, 1996                                   4,905,482            4,929,728            9,835,210
 Net income                                                    605,960              604,059            1,210,019
 Partnership contributions                                  10,213,894           10,132,043           20,345,937
 Partnership distributions                                    (819,243)            (816,705)          (1,635,948)
                                                           -----------          -----------          -----------
Balance, December 31, 1997                                 $14,906,093          $14,849,125          $29,755,218
                                                           ===========          ===========          ===========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996

                                                      1997            1996
                                                   ----------       --------
Cash flows from operating activities:
  Net income                                       $  1,210,019     $    45,899
                                                   ------------     -----------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        894,880          50,444
    Changes in assets and liabilities:
      Accounts receivable                              (381,858)         (7,489)
      Prepaid expenses and other assets                (237,710)              0
      Accounts payable                                  115,507             520
      Due to affiliates                                  20,399               0
                                                   ------------     -----------
        Total adjustments                               411,218          43,475
                                                   ------------     -----------
        Net cash provided by operating activities     1,621,237          89,374
                                                   ------------     -----------

Cash flows from investing activities:
  (Decrease) increase in construction payables         (335,406)        608,102
  Investment in real estate                         (19,131,612)     (9,489,739)
                                                   ------------     -----------
        Net cash used in investing activities       (19,467,018)     (8,881,637)
                                                   ------------     -----------

Cash flows from financing activities:
  Contributions from joint venture partners          19,316,193       9,467,616
  Distributions to joint venture partners            (1,057,327)              0
                                                   ------------     -----------
        Net cash provided by financing activities    18,258,866       9,467,616
                                                   ------------     -----------
Net increase in cash and cash equivalents               413,085         675,353
Cash and cash equivalents, beginning of period          675,353               0
                                                   ------------     -----------
Cash and cash equivalents, end of period           $  1,088,438     $   675,353
                                                   ============     ===========

Supplemental disclosure of noncash activities:
  Deferred project costs applied by partners       $  1,029,744     $   413,858
                                                   ============     ===========


 5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997 and 1996 and for the period from inception (February 10, 1995) to December 31, 1995 is calculated as follows:

                                                                 1997              1996            1995
                                                              ----------        ----------        --------
Financial statement net income                                $1,102,567        $  936,590        $273,914
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                     332,046            94,314           8,699
   Expenses deductible when paid for income tax
    purposes, accrued for financial reporting purposes            12,319             1,365         121,735
   Rental income accrued for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                    (215,837)           (7,363)              0
   Other                                                         (17,571)          (22,932)              0
                                                              ----------        ----------        --------
Income tax basis net income                                   $1,213,524        $1,001,974        $404,348
                                                              ==========        ==========        ========

   The Partnership's income tax basis partners' capital at December 31, 1997, 1996, and 1995 is computed as follows:

                                                                      1997                1996               1995
                                                                   -----------         -----------         -----------
Financial statement partners' capital                              $26,490,980         $27,030,780         $25,632,698
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                       435,059             103,013               8,699
   Capitalization of syndication costs for income tax
    purposes, which are accounted for as cost of capital
    for financial reporting purposes                                 4,774,787           4,774,787           4,490,432
   Accumulated expenses deductible when paid for income
    tax purposes, accrued for financial reporting purposes             101,010              65,759             121,735
   Rental income accrued for financial reporting purposes
    in excess of amounts for income tax purposes                      (223,200)             (7,363)                  0
   Partnership's distributions payable                                 530,714             317,453             296,171
   Other                                                               (40,503)                  0                   0
                                                                   -----------         -----------         -----------
Income tax basis partners' capital                                 $32,068,847         $32,284,429         $30,549,735
                                                                   ===========         ===========         ===========

 6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1997 is as follows:

           Year ending December 31:
                 1998                             $ 2,647,740
                 1999                               2,619,833
                 2000                               2,633,696
                 2001                               2,612,474
                 2002                               2,373,257
                Thereafter                         12,951,183
                                                  -----------
                                                  $25,838,183
                                                  ===========

   Six significant tenants contributed approximately 12%, 17%, 12%, 13%, 15%, and 17% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1997. In addition, six significant tenants will contribute approximately 13%, 12%, 10%, 12%, 21%, and 20% of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1997 is as follows:

         Year ending December 31:
                 1998                             $ 2,179,779
                 1999                               2,183,002
                 2000                               2,195,447
                 2001                               2,082,905
                 2002                               1,927,031
                Thereafter                         11,759,263
                                                  -----------
                                                  $22,327,427
                                                  ===========

   Two significant tenants contributed approximately 55% and 26% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 43% and 46% of future minimum rental income.

   The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1997 is as follows:

                Year ending December 31:
                 1998                             $  623,623
                 1999                                628,138
                 2000                                632,652
                 2001                                632,653
                 2002                                637,168
                Thereafter                         1,935,567
                                                  ----------
                                                  $5,089,801
                                                  ==========

   Two significant tenants contributed approximately 83% and 17% of rental income for the year ended December 31, 1997. In addition, two significant tenants will contribute approximately 82% and 18% of future minimum rental income.

   The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of December 31, 1997 is as follows:

                Year ending December 31:
                 1998                             $ 3,107,233
                 1999                               3,042,420
                 2000                               3,056,160
                 2001                               3,077,130
                 2002                               3,225,470
                Thereafter                         16,316,453
                                                  ----------
                                                  $31,824,866


  Four significant tenants contributed approximately 21%, 23%, 26%, and 30% of rental income for the year ended December 31, 1997. In addition, four significant tenants will contribute approximately 20%, 33%, 13%, and 34% of future minimum rental income.

 7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                                           1997 QUARTERS ENDED
                                                     ---------------------------------------------------------------------
                                                      MARCH 31          JUNE 30          SEPTEMBER 30          DECEMBER 31
                                                     ---------         ---------         ------------          -----------
Revenues                                             $ 216,766         $ 261,709            $ 394,181            $ 331,362
Net income                                             181,780           224,486              382,209              314,092
Net income allocated to Class A limited
 partners                                              327,726           422,125              630,233              567,452
Net loss allocated to Class B limited
 partners                                             (145,946)         (197,639)            (248,024)            (253,360)
Net income per weighted average Class A
 limited partner unit outstanding                    $    0.12         $    0.16            $    0.24            $    0.21
Net loss per weighted average Class B
 limited partner unit outstanding                        (0.25)            (0.36)               (0.44)               (0.45)
Cash distribution per weighted average Class
 A limited partner unit outstanding                       0.10              0.13                 0.19                 0.20

                                                                          1996 QUARTERS ENDED
                                                     --------------------------------------------------------------------
                                                      MARCH 31          JUNE 30         SEPTEMBER 30          DECEMBER 31
                                                     ---------        ---------         ------------          -----------
Revenues                                             $294,408         $257,476             $261,798            $ 244,012
Net income                                            267,598          221,278              229,270              218,444
Net loss allocated to general partners                   (297)               0                    0                    0
Net income allocated to Class A limited
 partners                                             317,233          273,502              293,936              322,869
Net loss allocated to Class B limited
 partners                                             (49,338)         (52,224)             (64,666)            (104,425)
Net income per weighted average Class A
 limited partner unit outstanding                    $   0.12         $   0.11             $   0.11            $    0.12
Net loss per weighted average Class B
 limited partner unit outstanding                       (0.09)           (0.09)               (0.10)               (0.19)
Cash distribution per weighted average Class
 A limited partner unit outstanding                      0.11             0.10                 0.11                 0.12


 8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997



                                                     INITIAL COST
                                                ------------------------     COSTS OF
                                                           BUILDINGS AND    CAPITALIZED
      DESCRIPTION             ENCUMBRANCES      LAND       IMPROVEMENTS     IMPROVEMENTS
------------------------      ------------    ----------   -------------    ------------
BELLSOUTH PROPERTY (A)            None        $1,244,256    $         0     $ 7,353,027

TANGLEWOOD COMMONS (B)            None         3,020,040              0       5,611,959

GAINESVILLE PROPERTY (C)          None           222,627              0       4,876,416

HANNOVER PROPERTY (D)             None           512,001        869,037         137,466

TCI-DALLAS PROPERTY (E)           None           650,000              0       4,016,866

U.S. CELLULAR PROPERTY (F)        None           833,942              0       9,484,766

MATSUSHITA PROPERTY (G)           None         2,108,304      5,120,835         383,594

CIRRUS LOGIC PROPERTY (H)         None           881,840      6,182,710         402,096
                                              ----------    -----------     -----------
       Total                                  $9,473,010    $12,172,582     $32,266,190
                                              ==========    ===========     ===========

                                   GROSS AMOUNT AT  WHICH CARRIED AT DECEMBER 31, 1997
                                 -------------------------------------------------------
                                               BUILDINGS AND    CONSTRUCTION
   DESCRIPTION                       LAND      IMPROVEMENTS     IN PROGRESS     TOTAL
------------------------         -----------   ------------     ------------ -----------
BELLSOUTH PROPERTY (A)           $ 1,301,890    $ 7,295,393      $      0    $ 8,597,283

TANGLEWOOD COMMONS (B)             3,159,928      5,377,356        94,715      8,631,999

GAINESVILLE PROPERTY (C)             288,058      4,804,987         5,998      5,099,043

HANNOVER PROPERTY (D)                534,262        981,238         3,004      1,518,504

TCI-DALLAS PROPERTY (E)              677,914      3,988,952             0      4,666,866

U.S. CELLULAR PROPERTY (F)           896,698      9,149,231       272,779     10,318,708

MATSUSHITA PROPERTY (G)            2,220,993      5,391,740             0      7,612,733

CIRRUS LOGIC PROPERTY (H)            928,974      6,537,672             0      7,466,646
                                 -----------    -----------      --------    -----------
       Total                     $10,008,717    $43,526,569      $376,496    $53,911,782
                                 ===========    ===========      ========    ===========


                                                                          LIFE ON WHICH
                                ACCUMULATED     DATE OF       DATE        DEPRECIATION
      DESCRIPTION               DEPRECIATION  CONSTRUCTION  ACQUIRED      IS COMPUTED (I)
------------------------        ------------  ------------  --------     ---------------
BELLSOUTH PROPERTY (A)           $  733,951       1996      04/25/95      20 to 25 years

TANGLEWOOD COMMONS (B)              191,155       1997      05/31/95      20 to 25 years

GAINESVILLE PROPERTY (C)            454,144       1995      01/20/95      20 to 25 years

HANNOVER PROPERTY (D)                75,316       1996      01/16/95      20 to 25 years

TCI-DALLAS PROPERTY (E)             217,039       1996      10/10/96      20 to 25 years

U.S. CELLULAR PROPERTY (F)          276,566       1997      06/17/96      20 to 25 years

MATSUSHITA PROPERTY (G)             215,670       1997      01/10/97      20 to 25 years

CIRRUS LOGIC PROPERTY (H)           236,049       1997      02/20/97      20 to 25 years
                                 ----------
       Total                     $2,399,890
                                 ==========

(a) The BellSouth Property consists of a four-story office building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 32% interest in Fund VI, VII, and VIII Associates at December 31, 1997.

(b) Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 32% interest in Fund VI, VII, and VIII Associates at December 31, 1997.

(c) The Gainesville Property consists of a two-story building located in Gainesville, Florida. It is owned by Fund VII and VIII Associates. The Partnership owned a 62% interest in Fund VII and VIII Associates at December 31, 1997.

(d) The Hannover Property consists of a one-story building located in Stockbridge, Georgia. It is owned by Fund VII and VIII Associates. The Partnership owned a 62% interest in Fund VII and VIII Associates at December 31, 1997.

(e) The Dallas Property consists of a one-story office building located in Farmers Branch, Texas. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(f) The U.S. Cellular Property consists of a four-story office building located in Madison, Wisconsin. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(g) The Matsushita Property consists of a two-story office building located in Irvine, California. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(h) The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(i) Depreciation lives used for buildings were 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                                 ACCUMULATED
                                       COST      DEPRECIATION
                                    -----------  ------------
BALANCE AT DECEMBER 31, 1995        $13,659,985    $   18,091

 1996 additions                      19,199,531       590,113
                                    -----------    ----------
BALANCE AT DECEMBER 31, 1996         32,859,516       608,204

 1997 additions                      21,052,266     1,791,686
                                    -----------    ----------
BALANCE AT DECEMBER 31, 1997        $53,911,782    $2,399,890
                                    ===========    ==========

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


EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------    -----------------------


*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund VIII, L.P., File No. 33-83852)

*10(a) Management Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(b) Leasing and Tenant Coordinating Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(c) Custodial Agency Agreement dated November 15, 1994, between Wells Real Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(d) Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(e) Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(f) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(g) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(h) Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(i) First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(j) Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(k) Development Agreement between Wells Real Estate Fund VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(l) Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(m) Architect's Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n) Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(o) Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(p) Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(q) Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(r) Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(s) Architect's Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(t) First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(u) Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(v) Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc.

          (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(w) Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post- Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(x) First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(y) Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit 10(oo) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(z) Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa) Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb) Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc) Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd) Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ee) First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ff) Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg) Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(hh) Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

10(ii) Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997, filed herewith

10(jj) Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996, filed herewith

10(kk) Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996, filed herewith

10(ll) Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997, filed herewith

10(mm) Agreement for the Purchase and Sale of Property with Orix Prime West Bloomfield II Venture dated February 5, 1997, filed herewith

10(nn)    Lease with Cirrus Logic, Inc. dated July 5, 1995, filed herewith