Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND VIII LP
filed 1998-05-13
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended            March 31, 1998                     or
                               --------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                               -----------------  ------------------------------

Commission file number      0-27888
                      --------------------

                       Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           Georgia                                           58-2126618
--------------------------------------------------------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                     30092
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

Yes   X      No
    -----        -----

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund VIII, L.P.
                       ---------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                Balance Sheets - March 31, 1998
                and December 31, 1997....................................  3

                Statements of Income for the Three
                Months Ended March 31, 1998
                and 1997.................................................  4

                Statement of Partners' Capital
                for the Year Ended December 31, 1997,
                and the Three Months Ended March 31, 1998................  5

                Statements of Cash Flows for the Three Months
                Ended March 31, 1998 and 1997............................  6

                Condensed Notes to Financial Statements..................  7

             Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.......................................  9

 PART II.    OTHER INFORMATION........................................... 19

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                     Assets                                               March 31, 1998                  December 31, 1997
                     ------                                               --------------                  -----------------
Investment in joint ventures (Note 2)                                        $25,653,459                        $24,501,876
Cash and cash equivalents                                                        569,969                          1,848,493
Due from affiliates                                                              550,569                            548,507
Deferred project costs                                                            30,558                            103,318
Organization costs, less accumulated
  amortization of $18,750 in December 1997
  and $20,312 in March 1998                                                       10,938                             12,500
Prepaid expenses and other assets                                                  5,000                              7,000
                                                                              ----------                         ----------

          Total assets                                                       $26,820,493                        $27,021,694
                                                                             ===========                        ===========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Partnership distribution payable                                          $   553,870                         $   530,714
                                                                            -----------                         -----------


Partners' capital:
    Limited partners:

      Class A - 2,638,461 units outstanding                                  22,810,326                         22,828,363
      Class B  564,808 units outstanding                                      3,456,297                          3,662,617
                                                                            -----------                        -----------

               Total partners' capital                                       26,266,623                         26,490,980
                                                                            -----------                        -----------

               Total liabilities and partners' capital                      $26,820,493                        $27,021,694
                                                                            ===========                        ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                         Three Months Ended
                                                   -------------------------------
                                                   March 31, 1998   March 31, 1997
                                                   --------------   --------------
Revenues:
  Equity in  income of joint ventures  (Note 2)         $ 327,770        $ 132,452
  Interest income                                          16,519           84,314
                                                        ---------        ---------
                                                          344,289          216,766
Expenses:
  Legal and accounting                                  $   4,771            8,190
  Computer costs                                            2,017            2,693
  Partnership administration                                8,243           22,541
  Amortization of organization costs                        1,562            1,562
                                                        ---------        ---------
                                                           16,593           34,986
                                                        ---------        ---------

  Net income                                            $ 327,696        $ 181,780
                                                        =========        =========

Net loss allocated to General Partners                  $       0        $       0

Net income allocated to
  Class A Limited Partners                              $ 591,940        $ 327,726

Net loss allocated to
  Class B Limited Partners                              $(264,244)       $(145,946)

Net income per weighted average
  Class A Limited Partner Unit                          $     .22        $     .12

Net loss per weighted average
  Class B Limited Partner Unit                          $    (.47)       $    (.25)

Cash distribution per
  Class A Limited Partner Unit                          $     .21        $     .10

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1997 AND  THREE MONTHS ENDED
                                 MARCH 31, 1998

                                                               LIMITED PARTNERS
                                               -------------------------------------------------
                                                        CLASS A                  CLASS B                        TOTAL
                                               -------------------------  ----------------------   GENERAL     PARTNERS'
                                    ORIGINAL     UNITS        AMOUNTS      UNITS      AMOUNTS     PARTNERS     CAPITAL
                                    ---------  ----------  -------------  --------  ------------  --------  -------------
BALANCE,
  December 31, 1996                    $ 100   2,622,636    $22,367,784   581,633    $4,662,896         $0   $27,030,780

  Net income (loss)                        0           0      1,947,536         0      (844,969)         0     1,102,567
  Partnership distributions                0           0     (1,633,767)        0             0          0    (1,633,767)
  Class B conversion elections             0      22,044        155,310   (22,044)     (155,310)         0             0
  Return of capital                     (100)     (1,000)        (8,500)        0             0          0        (8,600)
                                       -----   ---------    -----------   -------    ----------         --   -----------
BALANCE,
  DECEMBER 31, 1997                        0   2,643,680     22,828,363   559,589     3,662,617          0    26,490,980

  Net income (loss)                        0           0        591,940         0      (264,244)         0       327,696
  Partnership distributions                0           0       (552,053)        0             0          0      (552,053)
  Class B conversion elections             0      (5,219)       (57,924)    5,219        57,924          0             0
                                       -----   ---------    -----------   -------    ----------         --   -----------
BALANCE,
  MARCH 31, 1998                       $   0   2,638,461    $22,810,326   564,808    $3,456,297         $0   $26,266,623
                                       =====   =========    ===========   =======    ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                          -------------------------------------------
                                                                          March 31, 1998               March 31, 1997
                                                                          --------------               --------------
Cash flows from operating activities:
 Net income                                                                  $   327,696                  $   181,780
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Equity in income of joint ventures                                           (327,770)                    (132,452)
   Amortization of organization costs                                              1,562                        1,562
 Changes in assets and liabilities:
  Prepaids and other assets                                                        2,000                       29,000
  Accounts payable                                                                     0                       (5,500)
  Due to affiliates                                                                    0                     (152,501)
                                                                             -----------                  -----------
   Net cash provided by (used in) operating
     activities                                                                    3,488                      (78,111)
                                                                             -----------                  -----------

Cash flows from investing activities:
  Distributions received from joint ventures                                     548,507                      187,433
  Investment in joint ventures                                                (1,301,622)                  (8,596,158)
                                                                             -----------                  -----------
   Net cash used in investing activities                                        (753,115)                  (8,408,725)
                                                                             -----------                  -----------

Cash flows from financing activities:
  Distributions to partners from accumulated
   earnings                                                                      528,897                     (317,265)
  Return of original limited partner investment                                        0                       (8,500)
                                                                             -----------                  -----------
   Net cash used in financing activities                                        (528,897)                    (325,765)
                                                                             -----------                  -----------

Net decrease in cash and cash equivalents                                     (1,278,524)                  (8,812,601)

Cash and cash equivalents, beginning of year                                   1,848,493                   12,716,220
                                                                             -----------                  -----------

Cash and cash equivalents, end of period                                     $   569,969                  $ 3,903,619
                                                                             ===========                  ===========
Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture
   property                                                                  $    72,760                  $   371,310
                                                                             ===========                  ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 March 31, 1998

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

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 4, 1997, at which time the Partnership had sold 2,613,534 Class A Status Units, and 590,735 Class B Status Units, held by a total of 1,939 and 302 Limited Partners, respectively, for total Limited Partner capital contributions of $32,042,689.

     The Partnership owns interests in the following properties through its equity ownership in the following joint ventures: (i) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (ii) Fund VI, Fund VII and Fund VIII Associates, a joint venture among the Partnership and Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture").

     As of March 31, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill at Gainesville Property") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and
     (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

     All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

     (b) Basis of Presentation
     -------------------------

     The financial statements of Wells Real Estate Fund VIII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

2)   Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in six office buildings and two retail centers through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

     The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1998:

     FUND VII-FUND VIII JOINT VENTURE
     --------------------------------

     Gainesville Property
     --------------------

     As of March 31, 1998, a lease has been signed with Affiliated Engineers S.E. Inc. for a term of five years for 4,882 square feet, the remaining space at the CH2M Hill at Gainesville Property. The tenant moved into the space as of March 27, 1998, and, after paying a pro-rated amount for the five days in March, the lease provides for a rental rate of $3,763.21 per month for thirty-six months and $3,877.12 for the remaining twenty-four months of the lease term. The lease provides an option to renew the lease through November 30, 2005, at a rate of $12.50 per square foot. The option to renew must be exercised twenty-two months prior to the expiration of the original lease term, March 31, 2003.

     FUND VIII-FUND IX JOINT VENTURE
     -------------------------------

     US Cellular Building
     --------------------

     On January 1, 1998, American Family Insurance Company occupied the remaining 25,451 rental square feet at the US Cellular Building. The lease provides for a monthly rental rate of $25,599 for 1998, with annual increases of approximately 2.5% thereafter. American Family Insurance Company has the right to terminate its lease at the end of the third year with six to ten months prior notice and payment of an early termination fee of $250,680.63.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
     -------------------------------------------------------------------------
     RESULTS OF OPERATION.
     ---------------------

     The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     (a) General
     -----------

     Gross revenues of the Partnership were $344,289 for the three months ended March 31, 1998, as compared to $216,766 for the three months ended March 31, 1997. The increase was attributable primarily to increased income from joint ventures offset partially by decreased interest income earned on funds held by the Partnership prior to the investment in joint venture. Expenses of the Partnership decreased to $16,593 for the three months ended March 31, 1998, compared to $34,986 for the same period in 1997, as the result of decreased expenses primarily in accounting, printing and postage. Net income of the Partnership was $327,696 for the three months ended March 31, 1998, as compared to $181,780 for the three months ended March 31, 1997.

     The Partnership's net cash provided by operating activities increased to $3,488 for 1998 as compared to $(78,111) for 1997. The increase is due primarily to a decrease in payments to affiliates offset by decreased interest earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities decreased to $753,115 for 1998 from $8,408,725 in 1997, due primarily to decreased investments in joint ventures, offset by increased distributions from joint ventures. Net cash used in financing activities increased from 1997 due to increased distributions to partners. Cash and cash equivalents decreased from $3,903,619 at March 31, 1997 to $569,969 for the same period in 1998.

     The Partnership's distributions from Net Cash From Operations accrued to Class A Unit holders for the first quarter of 1998 was $0.21 per weighted average unit as compared to distributions of $.10 per Class A Unit for the first quarter of 1997.

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

     Recent Accounting Pronouncements
     --------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

     Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interests in the following operational properties:

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                                                                  Three Months Ended
                                                                   ------------------------------------------------
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
Revenues:
  Rental income                                                          $132,578                          $132,578

Expenses:
  Depreciation                                                             54,545                            51,584
  Management & leasing expenses                                            28,121                            21,309
  Other operating expenses                                                 15,481                           (19,624)
                                                                         --------                          --------
                                                                           98,147                            53,269
                                                                         --------                          --------

Net income                                                               $ 34,431                          $ 79,309
                                                                         ========                          ========

Occupied %                                                                    100%                             94.0%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                                             62.6%                             62.0%

Cash distribution to Partnership                                         $ 52,547                          $ 81,909

Net income allocated to the Partnership                                  $ 21,424                          $ 49,212

Rental income remained the same for the three months ended March 31, 1997 and 1998 even though occupancy level increased from ninety-four per cent to one hundred per cent, due to the fact that the new tenant did not occupy the property until the last three days of March 1998. For details regarding the new tenant, see Item (2) Investments in Joint Ventures in the section entitled, "Condensed Notes to Financial Statements." Depreciation expenses for the first quarter of 1998 increased, compared to the same quarter of 1997, due primarily to an understatement in the first quarter depreciation expense in 1997, which was adjusted in subsequent quarters. Management and leasing fees increased for the three months ended March 31, 1998, as compared to the same period of 1997, due to the accrual of fees for December 1997, in the first quarter of 1998. Other operating expenses increased for the three months ended March 31, 1998, as compared to the same period of 1997, due primarily to a decrease in CAM reimbursements, which is the result of a refund to the tenant of property taxes overpaid in 1997 which was identified during a CAM reconciliation process performed after year end. Income and distribution to the Partnership have decreased primarily due to refund of taxes to the tenant noted above.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                                   Three Months Ended
                                                                   ------------------------------------------------
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
Revenues:
  Rental income                                                          $380,277                          $379,050
  Interest income                                                           2,074                             1,976
                                                                         --------                          --------
                                                                          382,351                           381,026
                                                                         --------                          --------
Expenses:
  Depreciation                                                            110,889                           110,889
  Management & leasing expenses                                            47,815                            45,173
  Other operating expenses                                                 87,410                            83,967
                                                                         --------                          --------
                                                                          246,114                           240,029
                                                                         --------                          --------

Net income                                                               $136,237                          $140,997
                                                                         ========                          ========

Occupied %                                                                    100%                              100%

Partnership's Ownership % in the
   Fund VI-VII-VIII Joint Venture                                            32.3%                             28.1%

Cash distribution to Partnership                                         $ 82,656                          $ 72,478

Net income allocated to the Partnership                                  $ 44,079                          $ 39,684

Net income has decreased slightly due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants. Cash distributions and net income allocated to the Partnership increased in 1998, as compared to 1997, due primarily to additional funding by the Partnership which increased the Partnership's ownership interest in the Fund VI-VII-VIII Joint Venture.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                                Three Months Ended            Two Months Ended
                                                                                   March 31, 1998              March 31, 1997
                                                                                ------------------            ----------------
Revenues:
  Rental income                                                                           $182,613                     $49,534
  Interest income                                                                            5,138                       3,600
                                                                                          --------                     -------
                                                                                           187,751                      53,134
                                                                                          --------                     -------

Expenses:
  Depreciation                                                                              60,427                      31,106
  Management & leasing expense                                                              14,819                       3,164
  Other operating expenses                                                                  25,102                      21,906
                                                                                          --------                     -------
                                                                                           100,348                      56,176
                                                                                          --------                     -------
  Net income (loss)                                                                       $ 87,403                     $(3,042)
                                                                                          ========                     =======

Occupied %                                                                                      87%                         70%

Partnership's Ownership % in the
  Fund VI-VII-VIII Joint Venture                                                              32.3%                       28.1%

Cash distribution to Partnership                                                          $ 47,358                     $ 7,899

Net income (loss) allocated to Partnership                                                $ 28,279                     $  (856)

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14,683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. Total cost and expenses to be incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to be approximately $8,700,000 when all tenant improvements are completed.

The Fund VI-VII-VIII Joint Venture developed a large strip shopping center building containing approximately 67,320 gross square feet which opened on
February 26, 1997, on a 12.48 acre tract.   The remaining 2.2 acre portion of
the property will remain in a vegetative or natural state.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, occupied its leased space of 46,120 square feet with an initial term of 20 years. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year. Since this property commenced operations in February 1997, comparable income and expense figures for the complete prior year's period are not available.

Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts.

The Hannover Center/Fund VII-Fund VIII  Joint Venture
-----------------------------------------------------

                                                                                  Three Months Ended
                                                                   ------------------------------------------------
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
Revenues:
  Rental income                                                           $26,061                           $29,196

Expenses:
  Depreciation                                                             10,981                            10,981
  Management & leasing expenses                                             2,661                             2,570
  Other operating expenses                                                  8,116                             8,681
                                                                          -------                           -------
                                                                           21,758                            22,232
                                                                          -------                           -------

Net income                                                                $ 4,303                           $ 6,964
                                                                          =======                           =======

Occupied %                                                                     50%                               50%

Partnership's Ownership % in the
   Fund VII-Fund VIII Joint Venture                                          62.6%                             62.0%

Cash distribution to Partnership                                          $ 8,471                           $ 8,115

Net income allocated to the Partnership                                   $ 2,686                           $ 4,321

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Efforts are being made to lease the remaining space at the Hannover Center.

Rental income decreased for the three months ended March 31, 1998, compared to the same period of 1997, due to a correction in straight line rent made in the first quarter of 1997. Expenses remained relatively stable and the decrease in net income was primarily the result of the aforementioned straight line adjustment.

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                                                                  Three Months Ended
                                                                   ------------------------------------------------
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
Revenues:
  Rental income                                                          $113,794                          $113,794
  Interest income                                                           7,450                                 0
                                                                         --------                          --------
                                                                          121,244                           113,794
                                                                         --------                          --------
Expenses:
  Depreciation                                                             41,648                            41,648
  Management & leasing expenses                                             4,300                             4,567
  Other operating expenses                                                  3,158                             4,049
                                                                         --------                          --------
                                                                           49,106                            50,264
                                                                         --------                          --------

Net income                                                               $ 72,138                          $ 63,530
                                                                         ========                          ========

Occupied %                                                                    100%                              100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                                           54.2%                             50.0%

Cash distribution to Partnership                                         $ 55,401                          $ 49,397

Net income allocated to the Partnership                                  $ 37,188                          $ 31,736

On October 10, 1996, Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1997 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture on October 10, 1997. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

Net income and cash distributions are greater in 1998, as compared to 1997, due primarily to increased interest income.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                                                                  Three Months Ended
                                                                   ------------------------------------------------
                                                                   March 31, 1998                    March 31, 1997
                                                                   --------------                    --------------
Revenues:
  Rental income                                                          $167,698                           $71,361

Expenses:
  Depreciation                                                             53,918                            53,400
  Management & leasing expenses                                             6,513                                 0
  Other operating expenses                                                  5,582                             4,313
                                                                         --------                           -------
                                                                           66,013                            57,713
                                                                         --------                           -------

Net income                                                               $101,685                           $13,648
                                                                         ========                           =======

Occupied %                                                                    100%                              100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                                           54.2%                             50.0%

Cash distribution to Partnership                                         $ 84,931                           $     0

Net income allocated to the Partnership                                  $ 52,426                           $ 6,818

On January 10, 1997, Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1997. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease was $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the Lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                                                               Three Months Ended             One Month Ended
                                                                                  March 31, 1998               March 31, 1997
                                                                               ------------------             ----------------
Revenues:
  Rental income                                                                           $184,539                     $26,926

Expenses:
  Depreciation                                                                              72,765                      21,500
  Management & leasing expenses                                                              9,350                           0
  Other operating expenses                                                                   1,901                         388
                                                                                          --------                     -------
                                                                                            84,016                      21,888
                                                                                          --------                     -------
Net income                                                                                $100,523                     $ 5,038
                                                                                          ========                     =======

Occupied %                                                                                     100%                        100%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture                                                             54.2%                       50.0%

Cash distribution to Partnership                                                          $ 81,179                     $13,260

Net income allocated to Partnership                                                       $ 51,743                     $ 2,517

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

Since the Cirrus Logic Building was purchased in February 1997, comparative income and expense figures for the complete prior year's period are not available.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership in the Fund VIII - Fund IX Joint Venture.

The US Cellular Building/Fund VIII-Fund IX Joint Venture
--------------------------------------------------------

                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                                  March 31, 1998
                                                                                                ------------------
Revenues:
 Rental income                                                                                           $320,519

Expenses:
 Depreciation                                                                                             128,049
 Management & leasing expenses                                                                             34,398
 Other operating expenses                                                                                 (16,543)
                                                                                                         --------
                                                                                                          145,904
                                                                                                         --------

Net income                                                                                               $174,615
                                                                                                         ========

Occupied %                                                                                                    100%

Partnership's ownership % in the
 Fund VIII-Fund IX Joint Venture                                                                             54.2%

Cash distributed to Partnership                                                                          $138,025

Net income allocated to the Partnership                                                                  $ 89,945

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that the Partnership will fund the approximately $450,000 needed to complete tenant improvement on this project.

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

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII - Fund IX Joint Venture.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' capital contributions and, as of March 31, 1998, has reserved approximately $100,000 for final tenant buildout of the CH2M Hill at Gainesville Property and the Hannover Center owned by the Fund VII-Fund VIII Joint Venture and approximately $450,000 for tenant improvement construction of the US Cellular Building owned by the Fund VIII-Fund IX Joint Venture.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND VIII, L.P.
                            (Registrant)
     Dated: May 11, 1998    By: /s/ Leo F. Wells, III
                                ----------------------------------
                            Leo F. Wells, III, as Individual
                            General Partner and as President,
                            Sole Director and Chief Financial
                            Officer of Wells Capital, Inc., the
                            General Partner of Wells Partners, L.P.