Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND VIII LP
filed 1998-08-12
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                   June 30, 1998               or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                 to
                              ----------------    ----------------

Commission file number    0-27888
                      ----------------

                       Wells Real Estate Fund VIII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                                58-2126618
-------------------------------                              -------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                         30092
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

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

            Item 1. Financial Statements

               Balance Sheets - June 30, 1998
                and December 31, 1997.......................................  3

               Statements of Income for the Three and Six
                Months Ended June 30, 1998
                and 1997....................................................  4

               Statement of Partners' Capital
                for the Year Ended December 31, 1997,
                and the Six Months Ended June 30, 1998......................  5

               Statements of Cash Flows for the Six Months
                Ended June 30, 1998 and 1997................................  6

               Condensed Notes to Financial Statements......................  7

            Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations.............................................  8

PART II.    OTHER INFORMATION............................................... 19

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                     Assets                              June 30, 1998     December 31, 1997
                     ------                              -------------     -----------------

Investment in joint ventures (Note 2)                     $25,907,879           $24,501,876
Cash and cash equivalents                                      32,648             1,848,493
Due from affiliates                                           615,767               548,507
Deferred project costs                                          2,751               103,318
Organization costs, less accumulated
  amortization of $18,750 in 1997
  and $21,875 in June 1998                                      9,375                12,500
Prepaid expenses and other assets                               3,486                 7,000
                                                          -----------           -----------

          Total assets                                    $26,571,906           $27,021,694
                                                          ===========           ===========

       Liabilities and Partners' Capital
       ---------------------------------

Liabilities:
  Partnership distribution payable                        $   566,089           $   530,714
                                                          -----------           -----------
Partners' capital:
    Limited partners:
      Class A - 2,650,385 units outstanding                22,929,037            22,828,363
      Class B - 552,884 units outstanding                   3,076,780             3,662,617
                                                          -----------           -----------

           Total partners' capital                         26,005,817            26,490,980
                                                          -----------           -----------

             Total liabilities and partners' capital      $26,571,906           $27,021,694
                                                          ===========           ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                             Three Months Ended                 Six Months Ended
                                       ------------------------------     ------------------------------
                                       June 30, 1998    June 30, 1997     June 30, 1998    June 30, 1997
                                       -------------    -------------     -------------    -------------
Revenues:
  Equity in earnings of joint
     ventures (Note 2)                     $ 333,523        $ 225,725        $  661,293        $ 358,177
  Interest income                                103           35,984            16,109          120,298
                                           ---------        ---------        ----------        ---------
                                             333,626          261,709           677,402          478,475

Expenses:
  Legal and accounting                         9,739           13,681            14,510           21,871
  Computer costs                               1,837            1,651             3,854            4,344
  Partnership administration                  16,472           20,328            24,205           42,869
  Amortization of                              1,563            1,563             3,125            3,125
   organization costs                      ---------        ---------        ----------        ---------
                                              29,611           37,223            45,694           72,209
                                           ---------        ---------        ----------        ---------
  Net income                               $ 304,015        $ 224,486        $  631,708        $ 406,266
                                           =========        =========        ==========        =========

Net income (loss) allocated to
  General Partners                         $       0        $       0        $        0        $       0

Net income allocated to Class
  A Limited Partners                       $ 610,559        $ 422,125        $1,202,496        $ 749,851

Net loss allocated to Class B
  Limited Partners                         $(306,544)       $(197,639)       $ (570,788)       $(343,585)

Net income per Class A Limited
  Partner Unit                             $    0.23        $    0.16        $     0.45        $    0.28

Net loss per Class B
  Limited Partner Unit                     $   (0.55)       $   (0.36)       $    (1.02)       $   (0.61)

Cash distribution per Class A
  Limited Partner Unit                     $    0.21        $    0.13        $     0.42        $    0.23

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1997 AND  SIX MONTHS ENDED
                                 JUNE 30, 1998

                                                               LIMITED PARTNERS
                                               -------------------------------------------------
                                                        CLASS A                  CLASS B                        TOTAL
                                               -------------------------  ----------------------  GENERAL     PARTNERS'
                                    ORIGINAL     UNITS        AMOUNTS      UNITS      AMOUNTS     PARTNERS     CAPITAL
                                    ---------  ----------  -------------  --------  ------------  --------  -------------
BALANCE,
DECEMBER 31, 1996                      $ 100   2,622,636    $22,367,784   581,633    $4,662,896         $0   $27,030,780

Net income (loss)                          0           0      1,947,536         0      (844,969)         0     1,102,567
Partnership distributions                  0           0     (1,633,767)        0             0          0    (1,633,767)
Class B conversion elections               0      22,044        155,310   (22,044)     (155,310)         0             0
Return of capital                       (100)     (1,000)        (8,500)        0             0          0        (8,600)
                                       -----   ---------    -----------   -------    ----------         --   -----------
BALANCE,
DECEMBER 31, 1997                          0   2,643,680     22,828,363   559,589     3,662,617          0    26,490,980

Net income (loss)                          0           0      1,202,496         0      (570,788)         0       631,708
Partnership distributions                  0           0     (1,116,871)        0             0          0    (1,116,871)
Class B conversion elections               0       6,705        (15,049)   (6,705)       15,049          0             0
                                       -----   ---------    -----------   -------    ----------         --   -----------
BALANCE,
JUNE 30, 1998                          $   0   2,650,385    $22,929,037   552,884    $3,076,780         $0   $26,005,817
                                       =====   =========    ===========   =======    ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                         --------------------------------
                                                         June 30, 1998      June 30, 1997
                                                         -------------      -------------
Cash flow from operating activities:
Net income                                                 $   631,708       $    406,266
  Adjustments to reconcile net income to net
      cash used in operating activities:
            Equity in income of joint ventures                (661,293)          (358,177)
         Amortization of organization costs                      3,125              3,125

  Changes in assets and liabilities:
    Prepaid expenses and other assets                            3,514             38,000
    Accounts payable                                                 0             (4,708)
    Due to affiliates                                                0           (152,501)
                                                           -----------       ------------
         Net cash used in operating activities                 (22,946)           (67,995)
                                                           -----------       ------------
Cash flows from investing activities:
    Distributions received from joint ventures               1,099,073            419,140
    Investment in joint ventures                            (1,810,476)       (10,114,996)
                                                           -----------       ------------
         Net cash used in investing activities                (711,403)        (9,695,856)
                                                           -----------       ------------

 Cash flows from financing activities:
         Distributions to partners from
              accumulated earnings                          (1,081,496)          (591,176)
         Return of original limited partner
              investment                                             0             (8,500)
                                                           -----------       ------------
         Net cash used in financing
              activities                                    (1,081,496)          (599,676)
                                                           -----------       ------------

 Net decrease cash and cash equivalents                     (1,815,845)       (10,363,527)

 Cash and cash equivalents, beginning of year                1,848,493         12,716,220
                                                           -----------       ------------

 Cash and cash equivalents, end of period                  $    32,648       $  2,352,693
                                                           ===========       ============
 Supplemental disclosure of noncash
      investing activities:
              Deferred project costs applied to joint
              venture property                             $   100,567       $    565,428
                                                           ===========       ============

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 June 30, 1998

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

As of June 30, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

As of June 30, 1998, the properties owned by the Partnership were 97% occupied. Gross revenues of the Partnership were $677,402 for the six months ended June
30, 1998, as compared to $478,475 for the six months ended June 30, 1997.   The
increase was attributable primarily to increased income from joint ventures offset partially by decreased interest income earned on funds held by the Partnership prior to the investment in joint venture. Expenses of the Partnership decreased to $45,694 for the six months ended June 30, 1998, compared to $72,209 for the same period in 1997, as the result of decreased expenses primarily in legal, printing and postage. Net income of the Partnership was $631,708 for the six months ended June 30, 1998, as compared to $406,266 for the six months ended June 30, 1997.

The Partnership's net cash used in operating activities decreased to $(22,946) for 1998 as compared to $(67,995) for 1997. The decrease is due primarily to a decrease in payments to affiliates offset by decreased interest earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities decreased to $711,403 for 1998 from $9,695,856 in 1997, due primarily to decreased investments in joint ventures, offset by increased distributions from joint ventures. Net cash used in financing activities increased from 1997 due to increased distributions to partners. Cash and cash equivalents decreased from $2,352,693 at June 30, 1997 to $32,648 for the same period in 1998.

The Partnership's distributions from Investment Income accrued to Class A Unit holders for the second quarter of 1998 was $0.21 per Class A Unit as compared to distributions of $.13 per Class A Unit for the second quarter of 1997.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners' capital contributions and, as of June 30, 1998, has reserved approximately $40,000 for final tenant buildout of the Hannover Center owned by the Fund VII-Fund VIII Joint.

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

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned interests in the following operational properties:

CH2M Hill/Fund VII - Fund VIII Joint Venture
--------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                        -----------------------------     -----------------------------
                                        June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                        -------------   -------------     -------------   -------------
Revenues:
 Rental income                               $144,440        $132,579          $277,018        $265,157

Expenses:
 Depreciation                                  59,346          54,548           113,891         106,132
 Management & leasing expenses                 22,568          21,308            50,689          42,617
 Other operating expenses                      13,584         (14,649)           29,065         (34,273)
                                             --------        --------          --------        --------
                                               95,498          61,207           193,645         114,476
                                             --------        --------          --------        --------

Net income                                   $ 48,942        $ 71,372          $ 83,373        $150,681
                                             ========        ========          ========        ========

Occupied %                                        100%             94%              100%             94%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture                     63.4%           62.1%             63.4%           62.1%

Cash distribution to Partnership             $ 79,949        $ 78,816          $123,496        $160,725

Net income allocated to the
 Partnership                                 $ 30,881        $ 44,286          $ 52,305        $ 93,492

Rental income increased in 1998, as compared to 1997, due to a new tenant occupying the remaining space in the building in late March 1998. Depreciation, management and leasing expenses increased compared to 1997, due primarily to the increased occupancy. Other operating expenses increased for the six months ended June 30, 1998, as compared to the same period of 1997, due primarily to a decrease in CAM reimbursements, which is the result of a refund to the tenant of property taxes overpaid in 1997 which was identified during a CAM reconciliation process performed after year end. Income and distribution to the Partnership have decreased primarily due to refund of taxes to the tenant noted above.

BellSouth Building/Fund VI - Fund VII - Fund VIII Joint Venture
---------------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                        -----------------------------     -----------------------------
                                        June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                        -------------   -------------     -------------   -------------
Revenues:
 Rental income                               $380,277        $407,513          $760,554        $760,554
 Interest income                                2,098           2,041             4,172           4,172
                                             --------        --------          --------        --------
                                              382,375         409,554           764,726         790,580
                                             --------        --------          --------        --------

Expenses:
 Depreciation                                 110,953         110,889           221,842         221,778
 Management & leasing expenses                 47,381          51,286            95,196          96,459
 Other operating expenses                     102,655         143,280           190,065         227,247
                                             --------        --------          --------        --------
                                              260,989         305,455           507,103         545,484
                                             --------        --------          --------        --------

Net income                                   $121,386        $104,099          $257,623        $245,096
                                             ========        ========          ========        ========

Occupied %                                        100%            100%              100%            100%

Partnership's Ownership % in the
 Fund VI - VII - Fund VIII Joint
  Venture                                        32.3%           30.3%             32.3%           30.3%


Cash distribution to Partnership             $ 77,871        $ 79,250          $160,527        $172,938

Net income allocated to the
 Partnership                                 $ 39,275        $ 36,737          $ 83,353        $ 88,034

Net income has increased slightly due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants. Cash distributions and net income allocated to the Partnership increased in 1998 as compared to 1997, due primarily to additional funding by the Partnership, which increased the Partnership's ownership interest in the Fund VI - VII - VIII Joint Venture.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                        -----------------------------     -----------------------------
                                        June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                        -------------   -------------     -------------   -------------
Revenues:
 Rental income                                $26,061         $26,061           $52,122         $55,257

Expenses:
 Depreciation                                  10,982          10,982            21,963          21,963
 Management & leasing expenses                  2,661           2,434             5,322           5,004
 Other operating expenses                       6,173           5,472            14,289          14,153
                                              -------         -------           -------         -------
                                               19,816          18,888            41,574          41,120
                                              -------         -------           -------         -------

Net income                                    $ 6,245         $ 7,173           $10,548         $14,137
                                              =======         =======           =======         =======

Occupied %                                         50%             50%               50%             50%

Partnership's Ownership % in the
 Fund VII - VIII Joint Venture                   63.4%           62.1%             63.4%           62.1%

Cash distribution to Partnership              $ 9,809         $10,073           $18,280         $18,188

Net income allocated to the
 Partnership                                  $ 3,944         $ 4,451           $ 6,630         $ 8,772

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. As of June 30, 1998, the remaining space at the Hannover Center has been leased.

Rental income decreased for 1998, compared to 1997, due to a correction in straight line rent made in the first quarter of 1997. Expenses remained relatively stable and the decrease in net income was primarily the result of the aforementioned straight line adjustment.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                        -----------------------------     -----------------------------
                                        June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                        -------------   -------------     -------------   -------------
Revenues:
 Rental income                               $182,139       $160,049           $364,752        $209,583
 Interest income                                4,587          2,785              9,725           6,385
                                             --------       --------           --------        --------
                                              186,726        162,834            374,477         215,968
                                             --------       --------           --------        --------

Expenses:
 Depreciation                                  61,059         51,145            121,486          82,251
 Management & leasing expenses                 15,032         10,173             29,851          13,337
 Other operating expenses                     (19,872)        29,706              5,230          51,612
                                             --------       --------           --------        --------
                                               56,219         91,024            156,567         147,200
                                             --------       --------           --------        --------

Net income                                   $130,507       $ 71,810           $217,910        $ 68,768
                                             ========       ========           ========        ========

Occupied %                                         87%            78%                87%             78%

Partnership's Ownership % in the
 Fund VI - VII - Fund VIII Joint
  Venture                                        32.3%          30.3%              32.3%           30.3%


Cash distribution to Partnership             $ 61,934       $ 22,880           $109,292        $ 30,779

Net income allocated to the
 Partnership                                 $ 42,225       $ 21,758           $ 70,504        $ 20,902

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

Since this property commenced operations in February 1997, comparable income and expense figures for the complete six months ended June 30, 1998 and 1997 are not available. Income has increased for the three months ended June 30, 1998, as compared to the same period in 1997, due to increased occupancy at the shopping center while expenses have decreased, due primarily to differences in the annual adjustment for prior year common area maintenance billings to tenants.

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                        -----------------------------     -----------------------------
                                        June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                        -------------   -------------     -------------   -------------
Revenues:
 Rental income                               $113,795        $113,795          $227,589        $227,589
 Interest income                                7,700               0            15,150               0
                                             --------        --------          --------        --------
                                              121,495         113,795           242,739         227,589
                                             --------        --------          --------        --------

Expenses:
 Depreciation                                  41,649          41,649            83,297          83,297
 Management & leasing expenses                  4,300           4,240             8,600           8,807
 Other operating expenses                       1,815           2,340             4,973           6,389
                                             --------        --------          --------        --------
                                               47,764          48,229            96,870          98,493
                                             --------        --------          --------        --------

Net income                                   $ 73,731        $ 65,566          $145,869        $129,096
                                             ========        ========          ========        ========

Occupied %                                        100%            100%              100%            100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture                 54.8%           50.1%             54.8%           50.1%

Cash distribution to Partnership             $ 59,546        $ 50,511          $114,947        $ 99,908

Net income allocated to the
 Partnership                                 $ 40,247        $ 32,816          $ 77,435        $ 64,552

Net income and cash distributions are greater in 1998, as compared to 1997, due primarily to increased interest income and a slight decrease in accounting expenses.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                        -----------------------------     -----------------------------
                                        June 30, 1998   June 30, 1997     June 30, 1998   June 30, 1997
                                        -------------   -------------     -------------   -------------
Revenues:
 Rental income                               $167,698        $151,304          $335,396        $222,665
 Interest income                                    0           1,008                 0           1,511
                                             --------        --------          --------        --------
                                              167,698         152,312           335,396         224,176
                                             --------        --------          --------        --------

Expenses:
 Depreciation                                  53,917          53,833           107,835         107,233
 Management & leasing expenses                  6,512           7,599            13,025          11,880
 Other operating expenses                       4,661             458            10,243             993
                                             --------        --------          --------        --------
                                               65,090          61,890           131,103         120,106
                                             --------        --------          --------        --------

Net income                                   $102,608        $ 90,422          $204,293        $104,070
                                             ========        ========          ========        ========

Occupied %                                        100%            100%              100%            100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture                 54.8%           50.1%             54.8%           50.1%

Cash distribution to Partnership             $ 90,468        $ 35,735          $175,399        $ 35,735

Net income allocated to the
 Partnership                                 $ 56,022        $ 45,274          $108,448        $ 52,092

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

Rental income and net income have increased, as compared to 1997, due primarily to an understatement of straight line rent in 1997.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                                Three Months Ended       Six Months Ended   Four Months Ended
                                          -----------------------------  ----------------   -----------------
                                          June 30, 1998   June 30, 1997    June 30, 1998      June 30, 1997
                                          -------------   -------------    -------------      -------------
Revenues:
 Rental income                                 $184,539        $175,565         $369,078           $202,491
 Interest income                                      0               0                0                 57
                                               --------        --------         --------           --------
                                                184,539         175,565          369,078            202,548
                                               --------        --------         --------           --------

Expenses:
 Depreciation                                    72,765          64,526          145,530             86,026
 Management & leasing expenses                    9,056           6,601           18,406              6,601
 Other operating expenses                        (9,950)          6,523           (8,049)             6,968
                                               --------        --------         --------           --------
                                                 71,871          77,650          155,887             99,595
                                               --------        --------         --------           --------

Net income                                     $112,668        $ 97,915         $213,191           $102,953
                                               ========        ========         ========           ========

Occupied %                                          100%            100%             100%               100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture                   54.8%           50.1%            54.8%              50.1%

Cash distribution to Partnership               $ 92,510        $ 49,840         $173,689           $ 63,100

Net income allocated to the
 Partnership                                   $ 61,316        $ 49,008         $113,059           $ 51,525

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

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the six months ended June 30, 1998 and 1997 are not available. Other operating expenses decreased for the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to differences in the annual adjustment for common area maintenance billing to the tenant.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                               Three Months Ended   Six Months Ended     One Month Ended
                                                  June 30, 1998       June 30, 1998       June 30, 1997
                                               -------------------  -----------------  -------------------
Revenues:
  Rental income                                        $320,519            $641,038             $40,108

Expenses:
  Depreciation                                          179,152             307,201              38,000
  Management & leasing expense                           34,153              68,551              10,875
  Other operating expenses                               (2,005)            (18,548)                  0
                                                       --------            --------             -------
                                                        211,300             357,204              48,875
                                                       --------            --------             -------
  Net income (loss)                                    $109,219            $283,834             $(8,767)
                                                       ========            ========             =======
Occupied %                                                  100%                100%                 75%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture                          54.8%               54.8%               50.1%

Cash distribution to Partnership                       $152,679            $290,704             $14,642

Net income (loss) allocated to Partnership             $ 59,615            $149,560             $(4,386)

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate. Cellular One changed its name to US Cellular in October 1997. One additional tenant has occupied the remaining 25% of the building.

Since the building opened June 15, 1997, comparative income and expenses figures are not available for prior periods.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of
                 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND VIII, L.P.
                                         (Registrant)
     Dated: August 10, 1998              By: /s/ Leo F. Wells, III
                                            -----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.