Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND VIII LP
filed 1998-11-13
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the quarterly period ended September 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the transition period from__________________to__________________

Commission file number 0-27888

             Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

               Georgia                       58-2126618
-------------------------------         -------------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                         30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code (770) 449-7800


_______________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

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

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements

                       Balance Sheets - September 30, 1998
                       and December 31, 1997 ..............................  3

                       Statements of Income for the Three and Nine
                       Months Ended September 30, 1998
                       and 1997 ...........................................  4

                       Statement of Partners' Capital
                       for the Year Ended December 31, 1997,
                       and the Nine Months Ended September 30, 1998........  5

                       Statements of Cash Flows for the Nine Months
                       Ended September 30, 1998 and 1997...................  6

                       Condensed Notes to Financial Statements.............  7

             Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations..........................................  8

PART II.  OTHER INFORMATION................................................ 19

                       WELLS REAL ESTATE FUND VIII, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                   Assets                             September 30, 1998              December 31, 1997
                   ------                             ------------------              -----------------
Investment in joint ventures (Note 2)                      $ 25,674,665                 $ 24,501,876
Cash and cash equivalents                                        41,928                    1,848,493
Due from affiliates                                             545,923                      548,507
Deferred project costs                                            2,751                      103,318
Organization costs, less accumulated
  amortization of $18,750 in 1997
  and $23,439 in September 1998                                   7,813                       12,500
Prepaid expenses and other assets                                     0                        7,000
                                                             ----------                   ----------
          Total assets                                     $ 26,273,080                 $ 27,021,694
                                                             ==========                   ==========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
  Partnership distribution payable                         $    573,351                 $    530,714
                                                             ----------                   ----------
Partners' capital:
    Limited partners:
      Class A - 2,657,026 units outstanding                  22,980,022                   22,828,363
     Class B - 546,243 units outstanding                      2,719,707                    3,662,617
                                                             ----------                   ----------

          Total partners' capital                            25,699,729                   26,490,980
                                                             ----------                   ----------

          Total liabilities and partners' capital          $ 26,273,080                 $ 27,021,694
                                                             ==========                   ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                              Three Months Ended                      Nine Months Ended
                                    --------------------------------------  -------------------------------------
                                    September 30, 1998  September 30, 1997  September 30, 1998  September 30,1997
                                    ------------------  ------------------  ------------------  -----------------
Revenues:
  Equity earnings of  joint
   ventures (Note 2)                    $ 288,768           $ 365,080            $  950,061         $  723,257
  Interest income                              36              29,101                16,145            149,399
                                        ---------           ---------            ----------         ----------
                                          288,804             394,181               966,206            872,656
                                        ---------           ---------            ----------         ----------

Expenses:
  Legal and accounting                        338               1,180                14,848             23,051
  Computer costs                            2,341               3,069                 6,195              7,413
  Partnership administration               18,568               6,161                42,773             49,030
  Amortization of
   organization costs                       1,562               1,562                 4,687              4,687
                                        ---------           ---------            ----------         ----------
                                           22,809              11,972                68,503             84,181
                                        ---------           ---------            ----------         ----------
  Net income                            $ 265,995           $ 382,209            $  897,703         $  788,475
                                        =========           =========            ==========         ==========

Net loss allocated to General
 Partners                               $       0           $       0            $        0         $        0

Net income allocated to
 Class A Limited Partners               $ 592,469           $ 630,233            $1,794,965         $1,381,646

Net loss allocated to Class
 B Limited Partners                     $(326,474)          $(248,024)           $ (897,262)        $ (593,171)

Net income per Class A
 Limited Partner Unit                   $    0.22           $    0.24            $     0.67         $     0.52

Net loss per Class B Limited
 Partner Unit                           $   (0.60)          $   (0.44)           $    (1.62)        $    (1.05)

Cash distribution per Class A
 Limited Partner Unit                   $    0.22           $    0.19            $     0.64         $     0.42

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1997 AND  NINE MONTHS ENDED
                              SEPTEMBER 30, 1998



                                                             LIMITED PARTNERS                                 TOTAL
                                             -------------------------------------------------
                                                      CLASS A                  CLASS B          GENERAL     PARTNERS'
                                                      -------                  -------
                                  ORIGINAL     UNITS        AMOUNTS      UNITS      AMOUNTS     PARTNERS     CAPITAL
                                  --------     -----        -------      -----      -------     --------     -------
BALANCE,
   DECEMBER 31, 1996                 $ 100   2,622,636    $22,367,784   581,633    $4,662,896         $0   $27,030,780

   Net income (loss)                     0           0      1,947,536         0      (844,969)         0     1,102,567
   Partnership distributions             0           0     (1,633,767)        0             0          0    (1,633,767)
   Class B conversion elections          0      22,044        155,310   (22,044)     (155,310)         0             0
   Return of capital                  (100)     (1,000)        (8,500)        0             0          0        (8,600)
                                     -----   ---------    -----------   -------    ----------         --   -----------
BALANCE,
   DECEMBER 31, 1997                     0   2,643,680     22,828,363   559,589     3,662,617          0    26,490,980

   Net income (loss)                     0           0      1,794,965         0      (897,262)         0       897,703
   Partnership distributions             0           0     (1,688,954)        0             0          0    (1,688,954)
   Class B conversion elections          0      13,346         45,648   (13,346)      (45,648)         0             0
                                     -----   ---------    -----------   -------    ----------         --   -----------
BALANCE,
   SEPTEMBER 30, 1998                $   0   2,657,026    $22,980,022   546,243    $2,719,707         $0   $25,699,729
                                     =====   =========    ===========   =======    ==========         ==   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                           September 30, 1998                  September 30, 1997
                                                           ------------------                  ------------------
Cash flow from operating activities:
Net income                                                   $   897,703                          $    788,475
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Equity in income of joint ventures                          (950,061)                             (723,257)
    Amortization of organization costs                             4,687                                 4,687
  Changes in assets and liabilities:
   Prepaid expenses and other assets                               7,000                                90,000
   Accounts payable                                                    0                                (5,482)
   Due to affiliates                                                   0                              (152,501)
                                                             -----------                          ------------
          Net cash (used in) provided by
          operating activities                                   (40,671)                                1,922
                                                             -----------                          ------------

Cash flows from investing activities:
  Distributions received from joint ventures                   1,731,211                               751,034
  Investment in joint ventures                                (1,850,788)                          (10,675,811)
                                                             -----------                          ------------
           Net cash used in investing activities                (119,577)                           (9,924,777)
                                                             -----------                          ------------

Cash flows from financing activities:
  Distributions to partners from accumulated earnings         (1,646,317)                             (923,767)
  Return of original limited  partner investment                       0                                (8,500)
                                                             -----------                          ------------
  Net cash used in financing activities                       (1,646,317)                             (932,267)
                                                             -----------                          ------------

Net decrease cash and cash equivalents                        (1,806,565)                          (10,855,122)

Cash and cash equivalents, beginning of year                   1,848,493                            12,716,219
                                                             -----------                          ------------

Cash and cash equivalents, end of period                     $    41,928                          $  1,861,097
                                                             ===========                          ============
Supplemental disclosure of noncash
 investing activities:
  Deferred project costs applied to joint
    venture property                                         $   100,567                          $    593,983
                                                             ===========                          ============

                       WELLS REAL ESTATE FUND VIII, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                              September 30, 1998

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

     As of September 30, 1998, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"),
     (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in

     Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     (a) General
     -----------

     As of September 30, 1998, the properties owned by the Partnership were 97% occupied. Gross revenues of the Partnership were $966,206 for the nine months ended September 30, 1998, as compared to $872,656 for the nine months ended September 30, 1997. The increase was attributable primarily to increased income from joint ventures offset partially by decreased interest income earned on funds held by the Partnership prior to the investment in joint venture. Expenses of the Partnership decreased to $68,503 for the nine months ended September 30, 1998, compared to $84,181 for the same period in 1997, as the result of decreased expenses primarily in legal, printing and postage. Net income of the Partnership was $897,703 for the nine months ended September 30, 1998, as compared to $788,475 for the nine months ended September 30, 1997.

     The Partnership's net cash used in operating activities decreased to $(40,671) for 1998 as compared to $1,922 for 1997. The decrease is due primarily to a decrease in payments to affiliates and prepaid items offset by decreased interest earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities decreased to $119,577 for 1998 from $9,924,777 in 1997 due primarily to decreased investments in joint ventures, offset by increased distributions from joint ventures. Net cash used in financing activities increased from 1997 due to increased distributions to partners. Cash and cash equivalents decreased from $1,861,097 at September 30, 1997 to $41,928 for the same period in 1998.

     The Partnership's distributions from Investment Income accrued to Class A Unit holders for the third quarter of 1998 was $0.22 per Class A Unit as compared to distributions of $.19 per Class A Unit for the third quarter of 1997.

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

     PROPERTY OPERATIONS
     -------------------

     As of September 30, 1998, the Partnership owned interests in the following operational properties:

     CH2M Hill/Fund VII - Fund VIII Joint Venture
     --------------------------------------------

                                                              Three Months Ended                   Nine Months Ended
                                                      ----------------------------------   ---------------------------------
                                                       Sept. 30, 1998    Sept. 30, 1997     Sept. 30, 1998   Sept. 30, 1997
                                                      ----------------  ----------------   ----------------  ---------------
     Revenues:
       Rental income                                   $      143,832     $    132,578        $    420,850     $     397,735
                                                       --------------     ------------        ------------     -------------
      Expenses:
       Depreciation                                            68,946           56,025             182,837           162,157
       Management & leasing expenses                           14,330           21,473              65,019            64,090
       Other operating expenses                                14,902          (25,759)             43,967           (60,032)
                                                       --------------     ------------        ------------     -------------
                                                               98,178           51,739             291,823           166,215
                                                       --------------     ------------        ------------     -------------

     Net income                                        $       45,654     $     80,839        $    129,027     $     231,520
                                                       ==============     ============        ============     =============

     Occupied %                                                   100%              94%                100%               94%

     Partnership's Ownership % in the
     Fund VII-VIII Joint Venture                                 63.3%            62.0%               63.3%             62.0%

     Cash distribution to Partnership                  $       74,018     $     85,609        $    197,514     $     246,334

     Net income allocated to the
       Partnership                                     $       28,892     $     50,157        $     81,197     $     143,649

     Rental income increased in 1998, as compared to 1997, due to a new tenant occupying the remaining space in the building in late March 1998. Depreciation, management and leasing expenses increased compared to 1997, due primarily to the increased occupancy. Other operating expenses increased for the nine months ended September 30, 1998, as compared to the same period of 1997, due primarily to a decrease in CAM reimbursements, which is the result of a refund to the tenant of property taxes overpaid in 1997 which was identified during a CAM reconciliation process performed after year end. Income and distribution to the Partnership have decreased primarily due to refund of taxes to the tenant noted above.

BellSouth Building/Fund VI - Fund VII-Fund VIII Joint Venture
-------------------------------------------------------------


                                           Three Months Ended                        Nine Months Ended
                                ----------------------------------------  ----------------------------------------
                                September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                            $380,278             $350,461           $1,140,832           $1,137,024
 Interest income                             2,096                2,097                6,268                6,114
                                          --------             --------           ----------           ----------
                                           382,374              352,558            1,147,100            1,143,138
                                          --------             --------           ----------           ----------

Expenses:
 Depreciation                              110,985              110,889              332,827              332,667
 Management & leasing
  expenses                                  47,414               47,095              142,610              143,554
 Other operating expenses                  121,718               85,739              311,783              312,986
                                          --------             --------           ----------           ----------
                                           280,117              243,723              787,220              789,207
                                          --------             --------           ----------           ----------

Net income                                $102,257             $108,835           $  359,880           $  353,931
                                          ========             ========           ==========           ==========

Occupied %                                   100.0%               100.0%               100.0%               100.0%

Partnership's Ownership %
 in the Fund VI - Fund VII  -
 Fund VIII Joint Venture                      32.3%                32.3%                32.3%                32.3%



Cash distribution to
   Partnership                            $ 71,693             $ 71,099           $  232,220           $  211,619

Net income allocated to the
   Partnership                            $ 33,085             $ 33,774           $  116,438           $  105,000

Net income has increased slightly in 1998 as compared to 1997. Cash distributions allocated to the Partnership increased in 1998 as compared to 1997, due primarily to additional funding by the Partnership in early 1997, which increased the Partnership's ownership interest in the Fund VI - VII - VIII Joint Venture.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                                     Three Months Ended                    Nine Months Ended
                                              -------------------------------       --------------------------------
                                              Sept. 30, 1998   Sept. 30, 1997       Sept.  30, 1998   Sept. 30, 1997
                                              --------------   --------------       ---------------   --------------
Revenues:
   Rental income                                 $  26,061        $  26,061            $  78,183         $  81,318
                                                 ---------        ---------            ---------         ---------
Expenses:
   Depreciation                                     10,981           10,981               32,944            32,944
   Management & leasing expenses                     2,661            2,775                7,983             7,779
   Other operating expenses                          2,133            4,872               16,422            19,025
                                                 ---------        ---------            ---------         ---------
                                                    15,775           18,628               57,349            59,748
                                                 ---------        ---------            ---------         ---------

Net income                                       $  10,286        $   7,433            $  20,834         $  21,570
                                                 =========        =========            =========         =========

Occupied %                                              50%              50%                  50%               50%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                      63.3%            62.0%                63.3%             62.0%

Cash distribution to Partnership                 $ (14,582)       $  10,446            $   3,698         $  28,634

Net income allocated to the
   Partnership                                   $   6,513        $   4,611            $  13,143         $  13,383

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. As of September 30, 1998, the remaining space at the Hannover Center had been leased.

Rental income decreased for 1998, compared to 1997, due to a correction in straight line rent made in the first quarter of 1997. Expenses remained relatively stable and the decrease in net income was primarily the result of the aforementioned straight line adjustment. Distributions decreased for the nine months ended September 30, 1998 as compared to the same period in 1997 due primarily to construction being funded by operating cash flow.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                           Three Months Ended         Nine Mths Ended    Eight Mths Ended
                                     ------------------------------  -------------------------------------
                                     Sept. 30, 1998    Sept. 30, 1997     Sept. 30, 1998   Sept. 30, 1997
                                     ---------------  -----------------  ----------------  ---------------
Revenues:
  Rental income                            $183,587       $172,682              $548,339         $382,265
  Interest income                             4,345          3,890                14,070           10,275
                                           --------       --------              --------         --------
                                            187,932        176,572               562,409          392,540
                                           --------       --------              --------         --------

Expenses:
  Depreciation                               61,235         53,435               182,721          135,686
  Management & leasing expenses              14,953         13,390                44,804           26,727
  Other operating expenses                   19,150         20,740                24,380           72,352
                                           --------       --------              --------         --------
                                             95,338         87,565               251,905          234,765
                                           --------       --------              --------         --------

Net income                                 $ 92,594       $ 89,007              $310,504         $157,775
                                           ========       ========              ========         ========

Occupied %                                       90%            78%                   90%              78%

Partnership's Ownership % in the
   Fund VI - VII - Fund VIII Joint
    Venture                                    32.3%          32.3%                 32.3%            32.3%


Cash distribution to Partnership           $ 49,401       $ 41,269              $158,693         $ 72,048

Net income allocated to the
   Partnership                             $ 29,958       $ 27,705              $100,462         $ 48,607

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

Since this property commenced operations in February 1997, comparable income and expense figures for the complete nine months ended September 30, 1998 and 1997 are not available. Income has increased for the three months ended September 30, 1998, as compared to the same period in 1997, due to increased occupancy at the shopping center while expenses have increased, due primarily to increased depreciation.

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                            Three Months Ended                  Nine Months Ended
                               -----------------------------------------  ---------------------------------
                                 Sept. 30, 1998        Sept. 30, 1997      Sept. 30, 1998   Sept. 30, 1997
                               -------------------  --------------------  ----------------  ---------------
Revenues:
 Rental income                      $113,794                 $118,273             $341,383         $345,862
 Interest income                       7,800                        0               22,950                0
                                    --------                 --------             --------         --------
                                     121,594                  118,273              364,333          345,862
                                    --------                 --------             --------         --------

Expenses:
 Depreciation                         41,648                   41,648              124,945          124,945
 Management & leasing expenses         4,300                    2,389               12,900           13,196
 Other operating expenses              1,755                    2,167                6,728            6,556
                                    --------                 --------             --------         --------
                                      47,703                   46,204              144,573          144,697
                                    --------                 --------             --------         --------

Net income                          $ 73,891                 $ 72,069             $219,760         $201,165
                                    ========                 ========             ========         ========

Occupied %                               100%                     100%                 100%             100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture        54.8%                    50.1%                54.8%            50.1%

Cash distribution to Partnership    $ 59,853                 $ 53,815             $174,810         $153,723

Net income allocated to the
 Partnership                        $ 40,490                 $ 36,104             $117,925         $100,656

Net income and cash distributions are greater in 1998, as compared to 1997, due primarily to increased interest income.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to increased interest income and additional funding by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                                    Three Months Ended                   Nine Months Ended
                                        --------------------  -------------------  ----------------------------------
                                           Sept. 30, 1998        Sept. 30, 1997      Sept. 30, 1998   Sept. 30, 1997
                                        -------------------  --------------------  ----------------  ---------------
Revenues:
   Rental income                               $167,698                 $270,821          $503,094          $493,486
   Interest income                                    0                        0                 0             1,511
                                               --------                 --------          --------          --------
                                                167,698                  270,821           503,094           494,997
                                               --------                 --------          --------          --------

Expenses:
   Depreciation                                 53,917                   54,219           161,752           161,452
   Management & leasing expenses                 6,513                   13,496            19,538            25,376
   Other operating expenses                      1,660                      950            11,903             1,943
                                              --------                 --------          --------          --------
                                                62,090                   68,665           193,193           188,771
                                              --------                 --------          --------          --------
Net income                                    $105,608                 $202,156          $309,901          $306,226
                                              ========                 ========          ========          ========

Occupied %                                         100%                     100%              100%              100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                54.8%                    50.1%             54.8%             50.1%

Cash distribution to Partnership              $ 92,446                 $ 65,718          $267,845          $101,453

Net income allocated to the
   Partnership                                $ 57,869                 $101,273          $166,317          $153,365

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

Rental income and net income have remained relatively constant for 1998, as compared to 1997. Rental income decreased for the three months ended September 30, 1998 as compared to the same period in 1997 due to a straight line rent adjustment in July 1997 reflected in rental income. Cash distributions have increased in 1998 as compared to 1997 due primarily to the tenant not paying rent until May of 1997 and an increase in the Partnership's ownership.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                                      Three Months Ended            Nine Months Ended    Seven Mths Ended
                                             -------------------------------------- ------------------  -----------------
                                                Sept. 30, 1998     Sept. 30, 1997     Sept. 30, 1998     Sept. 30, 1997
                                             -------------------  ----------------  ------------------  -----------------
Revenues:
   Rental income                                     $184,539         $197,344             $553,617               $399,835
   Interest income                                          0           21,345                    0                 21,402
                                                     --------         --------             --------               --------
                                                      184,539          218,689              553,617                421,237
                                                     --------         --------             --------               --------

Expenses:
   Depreciation                                        72,765           72,874              218,295                158,900
   Management & leasing expenses                       11,293           10,348               29,699                 16,949
   Other operating expenses                            33,455              368               25,406                  7,336
                                                     --------         --------             --------               --------
                                                      117,513           83,590              273,400                183,185
                                                     --------         --------             --------               --------

Net income                                           $ 67,026         $135,099             $280,217               $238,052
                                                     ========         ========             ========               ========

Occupied %                                                100%             100%                 100%                   100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                       54.8%            50.1%                54.8%                  50.1%

Cash distribution to Partnership                     $ 68,041         $ 90,332             $241,730               $153,432

Net income allocated to the
   Partnership                                       $ 36,728         $ 67,680             $149,787               $119,205

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

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the nine months ended September 30, 1998 and 1997 are not available. Net income is lower for the three months ended September 30, 1998 as compared to the same period in 1997 due primarily to a decrease in interest income and an increase in the property tax accrual.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                                            Three Months Ended            Nine Months Ended   Four Months Ended
                                                  -------------------------------------  ------------------  ------------------
                                                      Sept. 30, 1998    Sept. 30, 1997     Sept. 30, 1998      Sept. 30, 1997
                                                  -------------------  ----------------  ------------------  ------------------
Revenues:
   Rental income                                     $320,519              $239,645             $961,557               $279,753
                                                     --------              --------             --------               --------

Expenses:
   Depreciation                                       202,625               118,500              509,826                156,500
   Management & leasing expenses                       35,422                24,817              103,973                 24,817
   Other operating expenses                           (18,320)                8,937              (36,868)                19,812
                                                     --------              --------             --------               --------
                                                      219,727               152,254              576,931                201,129
                                                     --------              --------             --------               --------

Net income                                           $100,792              $ 87,391             $384,626               $ 78,624
                                                     ========              ========             ========               ========

Occupied %                                                100%                   75%                 100%                    75%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                       54.8%                 50.1%                54.8%                  50.1%

Cash distribution to Partnership                     $161,413              $ 59,962             $452,117               $ 74,604

Net loss allocated to the
   Partnership                                       $ 55,231              $ 43,779             $204,791               $ 39,393

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

Since the building opened June 15, 1997, comparative income and expenses figures for the nine months ended September 30, 1998 and 1997 are not available. Other operating expense decreased for the three months ended September 30, 1998, as compared to the same period in 1997 due primarily to differences in the 1997 estimate for common area maintenance billing to the tenants.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1998, as compared to 1997, due to additional fundings by the Partnership which increased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WELLS REAL ESTATE FUND VIII, L.P.
                               (Registrant)
     Dated: November 10, 1998  By: /s/ Leo F. Wells, III
                                   ----------------------------------
                               Leo F. Wells, III, as Individual
                               General Partner and as President,
                               Sole Director and Chief Financial
                               Officer of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.