Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND VIII LP
filed 1999-03-31
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1998 or
                          ----------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from                         to
                                   -------------------------  -----------------

Commission file number        0-27888
                      ---------------------------------------------------------

                       Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                     58-2126618
----------------------------            ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                      30092
----------------------------------------    -------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class               Name of exchange on which registered
----------------------------           -------------------------------------
            NONE                                      NONE
----------------------------           -------------------------------------

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

Yes  X    No
    --       --

Aggregate market value of the voting stock held by non-affiliates:
       Not Applicable
--------------------------------

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

As of December 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII - Fund VIII Joint Venture;
(iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII- Fund IX Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in eight properties through its investment in joint ventures of which six are office buildings and two are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, these properties were 99% occupied as compared to 90% occupied as of December 31, 1997 and 93% at December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                               Partnership                      Percentage of
                                                                 Share of                           Total
                      Number of                  Annualized     Annualized    Percentage of       Annualized
Year of Lease          Leases      Square Feet   Gross Base     Gross Base     Total Square       Gross Base
Expiration            Expiring      Expiring      Rent (1)       Rent (1)     Feet Expiring          Rent
------------------------------------------------------------------------------------------------------------------------
   1999                    -              -              -            -              -                 -
   2000                    -              -              -            -              -                 -
   2001                    1         22,607     $  369,852   $  119,647            6.6%              8.4%
   2002                    5         29,901        389,064      198,347            8.7%              8.8%
   2003                    6         75,266        801,472      439,459           22.0%             18.3%
   2004                    1          5,600         87,120       28,183            1.6%              2.0%
   2005(2)                 1         57,547        530,313      335,953           16.8%             12.1%
   2006(3)                 2         75,444      1,258,635      440,456           22.0%             28.6%
   2007(4)                 1         76,276        959,148      525,581           22.3%             21.8%
   2008                    -              -              -            -              -                 -
------------------------------------------------------------------------------------------------------------------------
                          17        342,641     $4,395,604   $2,087,626          100.0%            100.0%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2)  Expiration of CH2M Hill lease, Gainesville, Florida.

(3)  Expiration of 69,424 square feet BellSouth lease, Jacksonville, Florida.

(4)  Expiration of US Cellular lease, Madison, Wisconsin.

The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

Fund VII - Fund VIII Joint Venture
----------------------------------

On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII - Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 63% equity interest and Wells Fund VII holds an approximate 37% equity interest in the Fund VII -Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1998, the Partnership had contributed $4,267,621 and Wells Fund VII had contributed $2,474,724 for a total cost of $6,742,345 to the Fund VII - Fund VIII Joint Venture for the acquisition and development of the property.

The Hannover Center
-------------------

On April 1, 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII - Fund VIII Joint Venture for the development of a 12,040 square foot, single story combination retail/office building. As of December 31, 1998, Wells Fund VII had funded approximately $1,437,801 for the development of the Hannover property, and the Partnership had contributed $190,311 to the joint venture for the development of the property.

A nine year, eleven month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent: (1) for the initial term of 36 months is $93,310; (2) for the second term of 36 months is $102,340; (3) for the third term of 36 months is $111,370, and (4) for the final term of eleven months is $110,367. Moovies, Inc. has the option to extend its lease for two five year terms at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006. Two additional tenants have occupied the remaining space at the property.

The average effective annual rental per square foot at the Hannover Property was $10.05 for 1998, $8.92 for 1997 and $8.14 for 1996, the first year of occupancy. The occupancy rate at year end for 1998 was 100%, and was 50% for 1997 and 1996.

CH2M Hill at Gainesville
-------------------------

Wells Fund VII made an initial contribution to the Fund VII - Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII - Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December, 1995. The average effective annual rental per square foot at the Gainesville Property was $9.19 for 1998, $8.63 for 1997 and $8.69 for 1996. The variance in the effective annual rate in 1996 is due to an adjustment to rent for 1995. The occupancy rate at year end for 1998 was 100% and was 93.5% for 1997 and 1996.

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

As of December 31, 1998, the Partnership had contributed $4,077,310, and Wells Fund VII had contributed $1,036,923 to the Fund VII - Fund VIII Joint Venture toward the completion of this project.

Fund VI-VII-VIII Joint Venture
------------------------------

On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership had contributed approximately $5,700,000 for an approximately 32.3% equity interest in the

Fund VI-VII-VIII Joint Venture which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 1998, Wells Fund VI had contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.

BellSouth Property
------------------

On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,901 square feet in December, 1996. The land purchase and construction costs, totaling approximately $9 million, were funded by capital contributions of $2,000,000 by the Partnership, $3,500,000 by Wells Fund VI and $3,500,000 by Wells Fund VII.

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

The average effective annual rental per square foot at the BellSouth property was $16.36 for 1998, $16.40 for 1997 and $14.15 for 1996, the first year of occupancy.  The occupancy rate at year end was 100%  for 1998, 1997 and 1996.

Tanglewood Commons Shopping Center
----------------------------------

On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. As of December 31, 1998, Fund VI had contributed $2,567,688, and Fund VII had contributed $2,432,312 and the Partnership had contributed $3,700,000 for the development of this project.

The Fund VI-VII-VIII Joint Venture developed and constructed one large strip shopping center building containing approximately 67,320 gross square feet on a
12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and are held for future development or resale.

Total costs and expenses incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are anticipated to total approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997. As of December 31, the Joint Venture has reserved $319,000, to complete remaining tenant improvement costs.

Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeters gross sales exceed $35,000,000 for any lease year. The average effective annual rental per square foot at Tanglewood Commons was $10.96 for 1998 and $9.12 for 1997, the first year of occupancy. The occupancy rate at year end was 91% for 1998 and 86% for December 31, 1997.

Fund VIII - Fund IX Joint Venture
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership had contributed $15,987,323 for an approximately 55% equity interest, and Wells Fund IX had contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The land purchase and construction costs have been funded by capital contributions of $6,573,342 by the Partnership and $3,912,444 by Wells Fund IX for a total cost of approximately $10,500,000.

The average effective annual rental per square foot at the US Cellular Building was $ 12.60 for 1998 and $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1998 and was 75% in 1997.

The TCI Building
----------------

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to the Fund VIII - Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership currently owns an approximately 55% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The occupancy rate at the TCI Building at year end was 100% for 1998, 1997 and for the last three months of 1996. The average effective rental per square foot in the TCI Building is $11.38 for 1998, 1997 and 1996, the first year of ownership.

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

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII - Fund IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX made capital contributions of approximately $3,620,316 and $3,608,109, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Matsushita Building of approximately $7,228,425.

The average effective rental per square foot at the Matsushita building was $10.32 for 1998 and 1997, the first year of ownership. The occupancy rate at year end was 100% for 1998 and 1997.

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

The lease, as well as Cirrus Logic's obligation to pay rent, commenced on the date upon which Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years from the commencement date. Cirrus Logic has the option to renew the lease for two additional terms of five years each. The base rental payable during any such extended term would be 95% of the then current market rental rate for comparable office buildings in the Boulder County area. The annual initial base rent payable by Cirrus Logic under its lease is $677,755. The base annual rent will be increased by 10% beginning with the sixth year of the lease and will be increased another 10% beginning with the eleventh year of the lease.

Under its lease, Cirrus Logic is responsible for all utilities, cleaning taxes and other operating expenses and for maintaining property and liability
insurance on the Cirrus Logic Building.   The Fund VIII - Fund IX Joint Venture
shall maintain for its own benefit liability insurance for the Cirrus Logic Building as well as insurance for fire, vandalism and malicious mischief.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Cirrus Logic Building were derived entirely from capital contributions made to the Fund VIII - Fund IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX each made capital contributions of approximately $3,555,495 and $3,532,275, respectively, to fund the purchase of the property, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Cirrus Logic Building of approximately $7,087,770.

The average effective rental rate per square foot at the Cirrus Logic Building was $14.65 for 1998 and $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% for 1998 and 1997.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

As of February 28, 1999, the Partnership had 2,674,584 outstanding Class A Status Units held by a total of 1,977 Limited Partners and 528,685 outstanding Class B Status Units held by a total of 270 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1998, to be $10.57 per Class A Unit and $12.58 per Class B Units based on market conditions existing in early December 1998. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner as of December 31, 1998.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                            Per Class A Status Unit
                      -----------------------------------
Distribution for      Total Cash   Investment  Return of
Quarter Ended         Distributed  Income      Capital
----------------      -----------  ----------  ---------
March 31, 1997        $274,097      $0.10       $0.00
June 30, 1997         $332,218      $0.13       $0.00
September 30, 1997    $496,938      $0.19       $0.00
December 31, 1997     $530,514      $0.20       $0.00
March 31, 1998        $552,051      $0.21       $0.00
June 30, 1998         $564,821      $0.21       $0.00
September 30, 1998    $572,083      $0.22       $0.00
December 31, 1998     $590,679      $0.22       $0.00

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to Limited Partners until February, 1999. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis.

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

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996 and the eleven months ended December 31, 1995.

                                    1998           1997           1996            1995
                                -------------  -------------  -------------  -------------
Total assets                     $26,072,465    $27,021,694    $27,506,234    $26,254,253
Total revenues                     1,362,513      1,204,018      1,057,694        402,428
Net income                         1,269,171      1,102,567        936,590        273,914
Net loss allocated
 to General Partners                       0              0           (297)          (203)
Net income allocated to
 Class A Limited Partners          2,431,246      1,947,536      1,207,540        294,221
Net loss allocated to
 Class B Limited Partners         (1,162,075)      (844,969)      (270,653)       (20,104)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                   0.91           0.73           0.46           0.28
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                  (2.12)         (1.50)         (0.47)         (0.03)
Cash Distributions per
 weighted average (1)
Class A Limited Partner Unit:
 Investment Income                      0.86           0.62           0.44           0.28
 Return of Capital                      0.00           0.00           0.00           0.00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

Gross revenues of the Partnership were $1,362,513 for the year ended December 31, 1998, as compared to $1,204,018 for the year ended December 31, 1997 and $1,057,694 for the year ended December 31, 1996. This increase was attributable primarily to increased investment in joint ventures partially offset by decreased interest income earned on funds held by the Partnership. Expenses of the Partnership were $93,342 for 1998 as compared to $101,451 for 1997 and $121,104 for 1996. The decrease in expenses in each year since 1996 consisted primarily of decreased partnership administrative costs and decreased legal and accounting expenses. Net income of the Partnership was $1,269,171 for the year ended December 31, 1998, as compared to $1,102,567 for the year ended December 31, 1997 and $936,590 for the year ended December 31, 1996.

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

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.86 per Class A Status Unit for the year ended December 31, 1998, $0.62 per Class A Status Unit for the year ended December 31, 1997 and $0.44 per Class A Status Unit for the year ended December 31, 1996.
The General Partners anticipate distributions per Unit will continue to increase for Limited Partners holding Class A Status Units in 1999. Distributions accrued for the fourth quarter of 1998 to the Limited Partners holding Class A Status Units were paid in February, 1999. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnership's ownership interest in the Fund VII - Fund VIII Joint Venture is 63%, in the Fund VI-VII-VIII Joint Venture is 32%, and in the Fund VIII - Fund IX Joint Venture is 55%.

As of December 31, 1998, the Partnership owned equity through interests in Joint Ventures in the following operational properties:

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------

                                                  For the Year Ended   For the Year Ended   For the Year Ended
                                                   December 31, 1998    December 31, 1997    December 31, 1996
                                                   -----------------  -------------------  -------------------
 Revenues:
  Rental income                                            $564,683             $530,493             $534,276
                                                           --------             --------             --------

 Expenses:
  Depreciation                                              251,783              218,181              222,328
  Management & leasing expense                               82,031               78,850               80,258
  Other operating expenses                                   49,250              (66,963)              (1,380)
                                                           --------             --------             --------
                                                            383,064              230,068              301,206
                                                           --------             --------             --------
 Net income (loss)                                         $181,619             $300,425             $233,070
                                                           ========             ========             ========

 Occupied %                                                     100%                  94%                  94%

 Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                                63.4%               62.0%                62.0%


 Cash distribution to Partnership                          $276,044             $324,539             $268,812

 Net income (loss) allocated to the Partnership            $114,514             $186,402             $156,368


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

Affiliated engineers signed a five year lease beginning March 27, 1998 which occupied the remaining space. Depreciation, management and leasing expenses increased compared to 1997, due primarily to increased occupancy. Operating expense increase for 1998, due primarily to a refund to the tenant of property taxes over paid in 1997. Income and distribution to the partnership decreased due to refund of property taxes over paid to tenant.

Real estate taxes were $75 for 1995, based on undeveloped land, $79,235 for 1996, $79,428 for 1997 and $78,407 for 1998.

For comments on the general competitive conditions to witch the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------


                                                     For the Year Ended   For the Year Ended   Nine Months Ended
                                                     December 31, 1998    December 31, 1997   December 31, 1996
                                                     -------------------  -------------------  ------------------
 Revenues:
  Rental income                                           $121,056             $107,379            $ 48,988
                                                          --------             --------            --------

 Expenses:
  Depreciation                                              43,925               43,925              31,391
  Management & leasing expenses                             11,487               11,237               4,424
  Other operating expenses                                  20,482               25,813              28,812
                                                          --------             --------            --------
                                                            75,894               80,975              64,627
                                                          --------             --------            --------
 Net income (loss)                                        $ 45,162             $ 26,404            $(15,639)
                                                          ========             ========            ========

 Occupied %                                                    100%                  50%                 50%

 Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                              63.4%                62.0%               62.0%

 Cash distribution to Partnership                         $ 11,561             $ 37,892            $  5,755

 Net income (loss) allocated to the Partnership           $ 28,554             $ 16,382            $ (9,703)

On April 1, 1996, Fund VII - Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center.

Moovies, Inc., a video store and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Accordingly, no comparative financial data is available for 1996. As of September 30, 1998, the remaining 6060 square feet was leased to Norwest Financial and Prudential Realty, which commenced in October 1998.

Distributions decreased in 1998 due to $44,000 in construction being funded by operating cash flow in 1998.

Real estate taxes were $12,668 for 1998 and $12,219 for 1997 and $9,650 for 1996.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

BellSouth Property / Fund VI - VII - VIII Joint Venture
-------------------------------------------------------

                                                For the Year Ended      For the Year Ended        Eight Months Ended
                                                December 31, 998        December 31, 1997          December 31 1996
                                            ------------------------  ----------------------  --------------------------
Revenues:
Rental income                                       $1,521,109              $1,524,708                    $876,711
 Interest income                                         7,806                   8,188                      60,092
 Other income                                            9,373                     360                         150
                                                    ----------              ----------                    --------
                                                     1,538,288               1,533,256                     936,953
                                                    ----------              ----------                    --------

Expenses:
 Depreciation                                          444,448                 443,544                     290,407
 Management & leasing expenses                         190,025                 191,176                      99,330
 Other operating expenses                              436,403                 415,114                     288,815
                                                    ----------              ----------                    --------
                                                     1,070,876               1,049,834                     678,552
                                                    ----------              ----------                    --------

Net income                                          $  467,412              $  483,422                    $258,401
                                                    ==========              ==========                    ========

Occupied %                                                 100%                    100%                        100%

Partnership's Ownership % in the
Fund VI- VII - VIII Joint Venture                         32.3%                   32.3%                       28.1%

Cash distribution to Partnership                    $  305,826              $  289,843                    $110,429

Net income allocated to the                         $  151,229              $  146,895                    $ 59,658
 Partnership

On April 25, 1995, the Fund VI - VII - VIII Joint Venture purchased 5.55 acres of land located in Jacksonville, Florida. In May 1996, the 92,964 square foot office building was completed, with BellSouth Advertising and Publishing Corporation occupying approximately 66,333 square feet and American Express occupying approximately 22,607 square feet. An additional approximate 3,901 square feet of additional space was occupied by BellSouth commencing in December, 1996 bringing occupancy to 100%.

Net income has decreased in 1998 as compared to 1997 due primarily to increased costs for HVAC repairs and various other building expenses. Cash distributions and net income and net income allocated to the partnership increased in 1998 over 1997 levels due primarily to additional funding by the partnership in early 1997, which increased the partnership ownership in the Fund VI-VII-VIII Joint Venture. Interest income was generated from construction dollars, not as yet funded on construction, being invested in interest bearing accounts. Since the building opened in May, 1996, comparative income and expense figures for 1996 are not available.

The BellSouth Property incurred property taxes of $ 171,629 for 1998, $164,400 for 1997 and $23,234 for 1996, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                       For the Year Ended   Eleven Month Ended
                                        December 31,1998     December 31,1997
                                       -------------------  -------------------
Revenues:
 Rental income                                   $737,862             $562,880
                                                   17,610               11,276
                                                 --------             --------
                                                  755,472              574,156
                                                 --------             --------
Expenses:
 Depreciation                                     244,311              191,155
 Management & leasing expense                      61,562               41,589
 Other operating expenses                          49,338               88,873
                                                 --------             --------
                                                  355,211              321,617
                                                 --------             --------
 Net income                                      $400,261             $252,539
                                                 ========             ========

Occupied %                                             91%                  86%

Partnership's Ownership % in the
  Fund VI-Fund VII-Fund-VIII
  Joint Venture                                  $   32.3%            $   32.3%

Cash Distribution to Partnership                 $206,319             $118,839

Net income allocated to Partnership              $129,503             $ 79,268


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

Tanglewood Commons incurred property taxes of $35,542 for 1998 and $58,466 for 1997, the first year of occupancy. Since this property commenced operations in February 1997, comparable income and expense figures are not available.


The TCI Building - Fund VIII - Fund IX Joint Venture
----------------------------------------------------

                                            For the Year Ended   For the Year Ended   Three Months Ended
                                             December 31, 1998    December 31, 1997    December 31, 1996
                                            -------------------  -------------------  -------------------
 Revenues:
     Rental income                                    $455,177             $455,177             $101,277
     Interest income                                    32,194                6,607                    0
     Other income                                            0                4,479                    0
                                                      --------             --------             --------
                                                       487,371              466,263              102,277
                                                      --------             --------             --------

 Expenses:
     Depreciation                                      166,594              166,595               50,444
     Management & leasing expenses                      17,199               17,496                3,884
     Other operating expenses                            9,236               10,082                1,050
                                                      --------             --------             --------
                                                       193,029              194,173               55,378
                                                      --------             --------             --------

 Net income                                           $294,342             $272,090             $ 45,899
                                                      ========             ========             ========

 Occupied %                                                100%                 100%                 100%

 Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                       54.8%                50.1%                49.9%

 Cash distribution to Partnership                     $235,051             $206,961             $ 45,965

 Net income allocated to the Partnership              $158,794             $136,186             $ 22,892

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs. The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years.

Net income and cash distribution have increased in 1998 as compared to 1997 due primarily to the Partnership's increased ownership in the fund VIII-Fund IX Joint Venture. The Partnership's ownership increased due to additional funding by the Partnership.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for 1996 are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------

                                                  For the Year Ended                  For the Year Ended
                                                  December 31, 1998                    December 31,1997
                                             ----------------------------      ---------------------------------
Revenues:
  Rental income                                       $670,792                               $644,240
  Interest income                                            0                                  1,511
                                                      --------                               --------
                                                       670,792                                645,751
                                                      --------                               --------

Expenses:
  Depreciation                                         215,669                                215,670
  Management & leasing expense                          26,050                                 30,872
  Other operating expenses                              16,180                                  3,973
                                                      --------                               --------
                                                       257,899                                250,515
                                                      --------                               --------
  Net income                                          $412,893                               $395,236
                                                      ========                               ========

Occupied %                                                 100%                                   100%

Partnership's Ownership % in the                          54.8%                                  50.1%
  Fund VIII - Fund IX Joint Venture

Cash distribution to Partnership                      $358,857                               $185,783

Net income allocated to Partnership                   $222,754                               $197,953

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs. The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation and began paying rent in May, 1997.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                       For the Year Ended    Ten Months Ended
                                        December 31, 1998   December 31, 1997
                                       -------------------  ------------------
Revenues:
 Rental income                                   $738,156            $584,373
 Interest income                                        0              21,402
                                                 --------            --------
                                                  738,156             605,775
                                                 --------            --------

Expenses:
 Depreciation                                     291,064             236,049
 Management & leasing expense                      39,149              25,605
 Other operating expenses                          62,038               5,330
                                                 --------            --------

                                                  392,251             266,984
                                                 --------            --------

 Net income                                      $345,905            $338,791
                                                 ========            ========

Occupied %                                            100%                100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                 $54.8%              $50.1%

Cash distribution to Partnership                 $309,040            $234,721

Net income allocated to Partnership
                                                 $185,782            $169,670

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

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures are not available. The building incurred property taxes of $101,229 for 1998 and $44,623 for 1997, the first year of occupancy.

The Partnership's ownership in the fund VIII-Fund IX- Joint Venture increased due to additional funding by the Partnership.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The US Cellular Building/Fund VIII - Fund IX Joint Venture
----------------------------------------------------------

                                            Year  Ended      Seven Months Ended
                                         December 31, 1998    December 31, 1997
                                         ------------------  -------------------
Revenues:
  Rental income                                 $1,282,076             $519,542
                                                ----------             --------

Expenses:
  Depreciation                                     601,509              276,566
  Management & leasing expense                     139,396               47,957
  Other operating expenses                        (118,009)              (8,883)
                                                ----------             --------
                                                   622,896              315,640
                                                ----------             --------
  Net income                                    $  659,180             $203,902
                                                ==========             ========

Occupied %                                             100%                  75%

Partnership's Ownership % in the                      54.8%                50.1%
  Fund VIII - Fund IX Joint Venture

Cash distribution to Partnership                  $647,955             $191,778

Net income allocated to Partnership               $355,237             $102,151

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building was approximately $10,371,000. In June 1997, US Cellular, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. One additional tenant has occupied the remaining 25% of the building in 1998.

Since the US Cellular Building opened in June, 1997, comparative income and expenses figures are not available. Other operating expenses are negative due to tenant reimbursement reflected in this category which include management and leasing expense reimbursement. The building incurred property taxes of $ 50,825 for 1998 and $93,865 for 1997, the first year of occupancy.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased due to additional funding by the Partnership.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

During the offering, which terminated on January 5, 1996 the Partnership raised a total of $32,042,689 in capital through the sale of 3,204,269 Units. No additional units will be sold by the Partnership. As of December 31, 1998, the Partnership incurred $6,087,744 in acquisition and advisory fees, selling commissions and organizational and offering expenses, a repurchase of 1,000 limited partnership units, and investment by the Partnership of $25,954,945 in Joint Ventures.

The Partnership's net cash (used in) provided by operating activities decreased to ($63,946) in 1998 as compared to $7,909 for 1997 due primarily to decreased interest income earned on funds held by the Partnership prior to investment in properties offset by changes in prepaid assets and due to affiliates. Net cash provided by investing activities of $442,645 in 1998 is primarily the result of distributions received from the joint ventures offset by investments in the joint ventures. Distribution to partners began in 1996 and increased in 1997 and 1998. Net cash (used in) financing activities has increased due primarily to increased Partnership distributions.

The Partnership's distributions paid and payable through the fourth quarter of 1998 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1998. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

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

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

  The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

  Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------


There were no disagreements with the Partnership's accountants or other reportable events during 1998.


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

Leo F. Wells, III.    Mr. Wells is a resident of Atlanta, Georgia, is 55 years
-----------------
of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
----------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1998.

                            CASH COMPENSATION TABLE
                            -----------------------

        ( A )                                 ( B )                         ( C )
Name of Individual or           Capacities in which served Form
 Number in Group                         of Compensation                Cash Compensation
----------------------------------------------------------------------------------------------
Wells Management Company, Inc.       Property Manager -
                                     Management & Leasing Fees             $200,145 (1)

(1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.


     (1)                 (2)                   (3)                    (4)
                 Name and Address of   Amount and Nature of
Title of Class     Beneficial Owner    Beneficial Ownership     Percent of Class
--------------   -------------------   --------------------     ----------------
Class A Units     Leo F. Wells, III        140.88 Units           Less than 1%
                                        (IRA, 401(k) Plan)

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds.
--------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1998.

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

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $200,145 for the year ended December 31, 1998.

Real Estate Commissions.
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1998.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS FINANCIAL STATEMENTS SCHEDULES, AND REORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a) 1. The Financial Statement are contained on Pages F-2 through F-28 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the Fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulations S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

                              Wells Real Estate Fund VIII, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    ------------------------------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                                    Title
------------------------------  -------------------------------

/s/Leo F. Wells, III            Individual General Partner,       March 26, 1999
------------------------------  President and Sole Director of
Leo F. Wells, III               Wells Capital, Inc., the
                                General Partner of Wells
                                Partners, L.P.


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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



Financial Statements                                                       Page
--------------------                                                       ----

Independent Auditors' Report                                               F-2

Balance Sheets as of December 31, 1998, 1997 and 1996                      F-3

Statements of Income for the Year's Ended December 31, 1998, 1997
  And 1996.                                                                F-4

Statements of Partners' Capital for the Year's Ended December 31, 1998,
1997 and 1996.                                                             F-5

Statements of Cash Flows for the Year's Ended December 31, 1998,
1997 and 1996.                                                             F-6

Notes to Financial Statements for December 31, 1998, 1997 and
 1996                                                                      F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund VIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VIII, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS

                                                          1998         1997
                                                       -----------  -----------
INVESTMENT IN JOINT VENTURES                           $25,451,768  $24,501,876

CASH AND CASH EQUIVALENTS                                    8,792    1,848,493

DUE FROM AFFILIATES                                        605,655      548,507

DEFERRED PROJECT COSTS                                           0      103,318

ORGANIZATION COSTS, less accumulated
 amortization of $25,000 in 1998 and $18,750 in 1997         6,250       12,500

PREPAID EXPENSES AND OTHER ASSETS                                0        7,000
                                                       -----------  -----------
        Total assets                                   $26,072,465  $27,021,694
                                                       ===========  ===========
                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Partnership distributions payable                    $   591,948  $   530,714
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
    Class A                                             23,113,046   22,828,363
    Class B                                              2,367,471    3,662,617
                                                       -----------  -----------
      Total partners' capital                           25,480,517   26,490,980
                                                       -----------  -----------
      Total liabilities and partners' capital          $26,072,465  $27,021,694
                                                       ===========  ===========


      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                           1998         1997         1996
                                                                       -----------   ----------   ----------
REVENUES:
  Equity in income of joint ventures                                   $ 1,346,367   $1,034,907   $  241,819
  interest income                                                           16,146      169,111      815,875
                                                                       -----------   ----------   ----------
                                                                         1,362,513    1,204,018    1,057,694
                                                                       -----------   ----------   ----------
EXPENSES:
  Partnership administration                                                59,470       58,391       74,440
  Legal and accounting                                                      15,355       27,592       35,745
  Amortization of organization costs                                         6,250        6,250        6,250
  Other                                                                     12,267        9,218        4,669
                                                                       -----------   ----------   ----------
                                                                            93,342      101,451      121,104
                                                                       -----------   ----------   ----------
NET INCOME                                                             $ 1,269,171   $1,102,567   $  936,590
                                                                       ===========   ==========   ==========

NET LOSS ALLOCATED TO GENERAL PARTNERS                                 $         0   $        0   $     (297)
                                                                       ===========   ==========   ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                       $ 2,431,246   $1,947,536   $1,207,540
                                                                       ===========   ==========   ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                         $(1,162,075)  $ (844,969)  $ (270,653)
                                                                       ===========   ==========   ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT           $      0.91   $     0.73   $     0.46
                                                                       ===========   ==========   ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT             $     (2.12)  $    (1.50)  $    (0.47)
                                                                       ===========   ==========   ==========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT    $      0.86   $     0.62   $     0.44
                                                                       ===========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             Limited Partners
                                   -----------------------------------------------------------------
                                                          Class A                     Class B                       Total
                                              ------------------------------   ---------------------    General    Partners'
                                   Original         Units           Amount      Units       Amount     Partners     Capital
                                   --------   ----------------   -----------   -------   -----------   --------   -----------
BALANCE, December 31, 1995         $ 100           2,456,287     $20,902,202   558,167   $ 4,730,099      $ 297   $25,632,698

  Net income (loss)                    0                   0       1,207,540         0      (270,653)      (297)      936,590
  Limited partner contributions        0             166,349       1,642,845    23,466       255,302          0     1,898,147
  Partnership distributions            0                   0      (1,152,299)        0             0          0    (1,152,299)
  Sales commissions and discounts      0                   0        (154,881)        0       (34,568)         0      (189,449)
  Other offering expenses              0                   0         (77,623)        0       (17,284)         0       (94,907)
                                   -----           ---------     -----------   -------   -----------      -----   -----------
BALANCE, December 31, 1996           100           2,622,636      22,367,784   581,633     4,662,896          0    27,030,780

  Net income (loss)                    0                   0       1,947,536         0      (844,969)         0     1,102,567
  Partnership distributions            0                   0      (1,633,767)        0             0          0    (1,633,767)
  Class B conversion elections         0              22,044         155,310   (22,044)     (155,310)         0             0
  Return of capital                 (100)             (1,000)         (8,500)        0             0          0        (8,600)
                                   -----           ---------     -----------   -------   -----------      -----   -----------
BALANCE, December 31, 1997             0           2,643,680      22,828,363   559,589     3,662,617          0    26,490,980

  Net income (loss)                    0                   0       2,431,246         0    (1,162,075)         0     1,269,171
  Partnership distributions            0                   0      (2,279,634)        0             0          0    (2,279,634)
  Class B conversion elections         0              30,904         133,071   (30,904)     (133,071)         0             0
                                   -----           ---------     -----------   -------   -----------      -----   -----------
BALANCE, December 31, 1998         $   0           2,674,584     $23,113,046   528,685   $ 2,367,471      $   0   $25,480,517
                                   =====           =========     ===========   =======   ===========      =====   ===========

        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                         1998                  1997                 1996
                                                                      -----------           ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 1,269,171           $  1,102,567         $   936,590
                                                                      -----------           ------------         -----------
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Equity in income of joint ventures                                 (1,346,367)            (1,034,907)           (241,819)
    Amortization of organization costs                                      6,250                  6,250               6,250
    Changes in assets and liabilities:
      Prepaid expenses and other assets                                     7,000                 92,000             (35,000)
      Accounts payable and accrued expenses                                     0                 (5,500)                 50
      Due to affiliates, net of deferred offering costs                         0               (152,501)            (42,803)
                                                                      -----------           ------------         -----------
        Total adjustments                                              (1,333,117)            (1,094,658)           (313,322)
                                                                      -----------           ------------         -----------
        Net cash (used in) provided by operating activities               (63,946)                 7,909             623,268
                                                                      -----------           ------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                           (694,758)           (10,675,811)         (7,865,131)
  Purchase of joint venture interest                                   (1,156,101)                     0                   0
  Deferred project costs paid                                                   0                      0             (66,435)
  Distributions received from joint ventures                            2,293,504              1,229,282             279,984
                                                                      -----------           ------------         -----------
        Net cash provided by (used in) investing activities               442,645             (9,446,529)         (7,651,582)
                                                                      -----------           ------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                  (2,218,400)            (1,420,506)         (1,130,772)
  Limited partners' contributions                                               0                      0           1,898,147
  Sales commission paid                                                         0                      0            (369,853)
  Return of capital                                                             0                 (8,600)                  0
  Offering costs paid                                                           0                      0             (94,907)
                                                                      -----------           ------------         -----------
        Net cash (used in) provided by financing activities            (2,218,400)            (1,429,106)            302,615
                                                                      -----------           ------------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (1,839,701)           (10,867,726)         (6,725,699)

CASH AND CASH EQUIVALENTS, beginning of year                            1,848,493             12,716,219          19,441,918
                                                                      -----------           ------------         -----------
CASH AND CASH EQUIVALENTS, end of year                                $     8,792           $  1,848,493         $12,716,219
                                                                      ===========           ============         ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs contributed to joint ventures                $   103,318           $    593,983         $   337,782
                                                                      ===========           ============         ===========

  Increase in deferred project cost accrual                           $         0           $          0         $  (152,501)
                                                                      ===========           ============         ===========


        The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.


                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1998, 1997, AND 1996

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

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

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

   Per Unit Data

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the weighted average number of units outstanding during the period.

   Reclassifications

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

 2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1998 were $1,273,995 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint ventures. Deferred project costs at December 31, 1997 represent fees not yet applied to properties.

 3. RELATED-PARTY TRANSACTIONS

   Due from affiliates at December 31, 1998 and 1997 represents the Partnership's share of cash distributed from its joint venture investments for the fourth quarters of 1998 and 1997:

                                               1998      1997
                                             --------  --------
        Fund VI, VII, and VIII Associates    $121,231  $125,015
        Fund VII and VIII Associates          120,024    87,463
        Fund VIII and IX Associates           364,400   336,029
                                             --------  --------
                                             $605,655  $548,507
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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $200,145, $164,662, and $58,378 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

   The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

 4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                 1998                   1997
                                        --------------------   --------------------
                                          Amount     Percent     Amount     Percent
                                        -----------  -------   -----------  -------
   Fund VI, VII, and VIII Associates    $ 5,491,347    32%     $ 5,722,761    32%
   Fund VII and VIII Associates           4,008,114    63        3,873,022    62
   Fund VIII and IX Associates           15,952,307    55       14,906,093    50
                                        -----------            -----------
                                        $25,451,768            $24,501,876
                                        ===========            ===========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1998 and 1997:

                                                          1998          1997
                                                      -----------   -----------
   Investment in joint ventures, beginning of year    $24,501,876   $13,787,531
   Equity in income of joint ventures                   1,346,367     1,034,907
   Contributions to joint ventures                        798,076    11,269,794
   Purchases of joint venture interest                  1,156,101             0
   Distributions from joint ventures                   (2,350,652)   (1,590,356)
                                                      -----------   -----------
   Investment in joint ventures, end of year          $25,451,768   $24,501,876
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

   During 1996, Fund VI and Fund VII each withdrew $500,000 from the joint venture in order to contribute needed funds to the Fund II, III, VI, and VII Associates joint venture. In addition, deferred project costs related to Fund VI and Fund VII of $23,160 and $21,739, respectively, were unapplied when the contributions were withdrawn. During 1996, the Partnership made an additional contribution of $2,815,965, which included $115,965 of deferred project costs that were applied. Ownership percentages were recomputed accordingly.

   Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                      1998            1997
                                                                  -----------     -----------
Real estate assets, at cost:
   Land                                                           $ 4,461,819     $ 4,461,819
   Building and improvements, less accumulated
     depreciation of $1,613,865 in 1998 and $925,106 in 1997       11,276,322      11,747,642
   Construction in progress                                            17,866          94,715
                                                                  -----------     -----------
       Total real estate assets                                    15,756,007      16,304,176
Cash and cash equivalents                                             800,321       1,059,001
Accounts receivable                                                   183,952         104,021
Prepaid expenses and other assets                                     633,589         712,814
                                                                  -----------     -----------
      Total assets                                                $17,373,869     $18,180,012
                                                                  ===========     ===========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                               $    52,026     $   100,792
   Partnership distributions payable                                  339,696         386,390
   Due to affiliates                                                    9,735           5,177
                                                                  -----------     -----------
      Total liabilities                                               401,457         492,359
                                                                  -----------     -----------
Partners' capital:
   Wells Real Estate Fund VI                                        5,813,110       6,058,082
   Wells Real Estate Fund VII                                       5,667,955       5,906,810
   Wells Real Estate Fund VIII                                      5,491,347       5,722,761
                                                                  -----------     -----------
      Total partners' capital                                      16,972,412      17,687,653
                                                                  -----------     -----------
      Total liabilities and partners' capital                     $17,373,869     $18,180,012
                                                                  ===========     ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                                           1998        1997        1996
                                                       ----------  ----------  ----------
Revenues:
   Rental income                                       $2,258,971  $2,087,588  $  876,711
   Interest income                                         25,416      19,464     147,581
   Other income                                             9,373         360         150
                                                       ----------  ----------  ----------
                                                        2,293,760   2,107,412   1,024,442
                                                       ----------  ----------  ----------
Expenses:
   Depreciation                                           688,759     634,699     290,407
   Operating costs, net of reimbursements                 451,299     460,873     262,090
   Management and leasing fees                            251,587     232,765      99,330
   Legal and accounting                                     9,205      15,934      17,251
   Property administration                                 25,109      27,180      15,975
   Computer costs                                             128           0         642
                                                       ----------  ----------  ----------
                                                        1,426,087   1,371,451     685,695
                                                       ----------  ----------  ----------
Net income                                             $  867,673  $  735,961  $  338,747
                                                       ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund VI      $  297,181  $  258,122  $  134,875
                                                       ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund VII     $  289,760  $  251,676  $  131,609
                                                       ==========  ==========  ==========

Net income allocated to Wells Real Estate Fund VIII    $  280,732  $  226,163  $   72,263
                                                       ==========  ==========  ==========


                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                 Wells Real   Wells Real   Wells Real       Total
                                   Estate       Estate       Estate       Partners'
                                   Fund VI     Fund VII     Fund VIII      Capital
                                 ----------   ----------  -----------   -----------
Balance, December 31, 1995       $6,866,299   $6,706,493   $2,084,185   $15,656,977
   Net income                       134,875      131,609       72,263       338,747
   Partnership contributions              0            0    2,815,965     2,815,965
   Partnership distributions       (209,556)    (204,429)    (123,033)     (537,018)
   Return of contributions         (523,160)    (521,739)           0    (1,044,899)
                                 ----------   ----------   ----------   -----------
Balance, December 31, 1996        6,268,458    6,111,934    4,849,380    17,229,772
   Net income                       258,122      251,676      226,163       735,961
   Partnership contributions              0            0    1,055,900     1,055,900
   Partnership distributions       (468,498)    (456,800)    (408,682)   (1,333,980)
                                 ----------   ----------   ----------   -----------
Balance, December 31, 1997        6,058,082    5,906,810    5,722,761    17,687,653
   Net income                       297,181      289,760      280,732       867,673
   Partnership distributions       (542,153)    (528,615)    (512,146)   (1,582,914)
                                 ----------   ----------   ----------   -----------
Balance, December 31, 1998       $5,813,110   $5,667,955   $5,491,347   $16,972,412
                                 ==========   ==========   ==========   ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                                 1998          1997          1996
                                                                              -----------   -----------   -----------
Cash flows from operating activities:
   Net income                                                                 $   867,673   $   735,961   $   338,747
                                                                              -----------   -----------   -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                               688,759       634,699       290,407
       Changes in assets and liabilities:
         Accounts receivable                                                      (79,931)      (76,170)        5,149
         Prepaid expenses and other assets                                         79,225       (21,073)     (427,363)
         Accounts payable                                                           6,234         8,312        37,480
         Due to affiliates                                                          4,558         3,622         1,555
                                                                              -----------   -----------   -----------
           Total adjustments                                                      698,845       549,390       (92,772)
                                                                              -----------   -----------   -----------
           Net cash provided by operating activities                            1,566,518     1,285,351       245,975
                                                                              -----------   -----------   -----------
Cash flows from investing activities:
   Decrease in construction payables                                              (55,000)     (110,795)     (607,204)
   Investment in real estate                                                     (140,590)     (828,992)   (7,381,063)
                                                                              -----------   -----------   -----------
           Net cash used in investing activities                                 (195,590)     (939,787)   (7,988,267)
                                                                              -----------   -----------   -----------
Cash flows from financing activities:
   Contributions received from joint venture partners                                   0     1,000,000     2,700,000
   Return of contributions from joint venture partners                                  0             0    (1,000,000)
   Distributions to joint venture partners                                     (1,629,608)   (1,216,246)     (375,952)
                                                                              -----------   -----------   -----------
           Net cash (used in) provided by financing activities                 (1,629,608)     (216,246)    1,324,048
                                                                              -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents                             (258,680)      129,318    (6,418,244)
Cash and cash equivalents, beginning of year                                    1,059,001       929,683     7,347,927
                                                                              -----------   -----------   -----------
Cash and cash equivalents, end of year                                        $   800,321   $ 1,059,001   $   929,683
                                                                              ===========   ===========   ===========

Supplemental disclosure of noncash items:
   Deferred project costs contributed                                         $         0   $    55,900   $    71,066
                                                                              ===========   ===========   ===========

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

   Following are the financial statements for Fund VII and VIII Associates:

                          Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997



                                     Assets

                                                                 1998         1997
                                                              ----------  ----------
Real estate assets, at cost:
   Land                                                       $  882,320  $  822,320
   Building and improvements, less accumulated
     depreciation of $735,803 in 1998 and $467,401 in 1997     5,119,836   5,020,941
   Personal property, less accumulated depreciation
     of $89,365 in 1998 and $62,059 in 1997                      208,518     235,824
   Construction in progress                                            0       9,002
                                                              ----------  ----------
       Total real estate assets                                6,210,674   6,088,087
Cash and cash equivalents                                        124,696     238,222
Accounts receivable                                               48,581      14,398
Prepaid expenses and other assets                                104,269      77,894
                                                              ----------  ----------
       Total assets                                           $6,488,220  $6,418,601
                                                              ==========  ==========

                       Liabilities and Partners' Capital


Liabilities:
   Accounts payable                                           $   24,468  $   26,953
   Due to affiliates                                               1,500         844
   Partnership distributions payable                             136,377     140,964
                                                              ----------  ----------
       Total liabilities                                         162,345     168,761
                                                              ----------  ----------

Partners' capital:
   Wells Real Estate Fund VII                                  2,317,761   2,376,818
   Wells Real Estate Fund VIII                                 4,008,114   3,873,022
                                                              ----------  ----------
       Total partners' capital                                 6,325,875   6,249,840
                                                              ----------  ----------
       Total liabilities and partners' capital                $6,488,220  $6,418,601
                                                              ==========  ==========


                          Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

Revenues:
                                                         1998      1997       1996
                                                       --------  --------   --------
 Rental income                                         $685,637  $637,692   $583,264
 Other income                                                 0       180        320
                                                       --------  --------   --------
                                                        685,637   637,872    583,584
                                                       --------  --------   --------
Expenses:
 Depreciation                                           295,708   262,106    249,262
 Management and leasing fees                             93,519    90,087     88,650
 Legal and accounting                                     9,450     9,973     23,554
 Property administration                                 26,095    24,830     17,202
 Computer costs                                               0       107      2,073
 Operating costs, net of reimbursements                  34,084   (76,060)   (14,588)
                                                       --------  --------   --------
                                                        458,856   311,043    366,153
                                                       --------  --------   --------
 Net income                                            $226,781  $326,829   $217,431
                                                       ========  ========   ========

Net income allocated to Wells Real Estate Fund VII     $ 83,713  $124,045   $ 70,767
                                                       ========  ========   ========

Net income allocated to Wells Real Estate Fund VIII    $143,068  $202,784   $146,664
                                                       ========  ========   ========


                          Fund VII And VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                 Wells Real   Wells Real    Total
                                   Estate       Estate     Partners'
                                   Fund VII    Fund VIII    Capital
                                 ----------   ----------   ----------
Balance, December 31, 1995       $1,062,320   $3,702,179   $4,764,499
   Net income                        70,767      146,664      217,431
   Partnership contributions      1,487,301      458,393    1,945,694
   Partnership distributions       (145,914)    (274,567)    (420,481)
                                 ----------   ----------   ----------
Balance, December 31, 1996        2,474,474    4,032,669    6,507,143
   Net income                       124,045      202,784      326,829
   Partnership distributions       (221,701)    (362,431)    (584,132)
                                 ----------   ----------   ----------
Balance, December 31, 1997        2,376,818    3,873,022    6,249,840
   Net income                        83,713      143,068      226,781
   Partnership contributions         25,800      279,626      305,426
   Partnership distributions       (168,570)    (287,602)    (456,172)
                                 ----------   ----------   ----------
Balance, December 31, 1998       $2,317,761   $4,008,114   $6,325,875
                                 ==========   ==========   ==========


                          Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                                 1998        1997        1996
                                                                              ---------   ---------   ----------
Cash flows from operating activities:
   Net income                                                                 $ 226,781   $ 326,829   $  217,431
                                                                              ---------   ---------   ----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                             295,708     262,106      249,262
       Changes in assets and liabilities:
         Accounts receivable                                                    (34,183)    (14,398)      15,995
         Prepaid expenses and other assets                                      (26,375)     (5,931)     (71,963)
         Accounts payable                                                        (2,485)    (24,340)      51,293
         Due to affiliates                                                          656         844         (960)
                                                                              ---------   ---------   ----------
           Total adjustments                                                    233,321     218,281      243,627
                                                                              ---------   ---------   ----------
           Net cash provided by operating activities                            460,102     545,110      461,058
                                                                              ---------   ---------   ----------
Cash flows from investing activities:
   Decrease in construction payables                                                  0           0     (285,787)
   Investment in real estate                                                    (406,380)     (6,016)    (136,623)
   Contributions from partners                                                   293,511           0      536,394
                                                                               ---------   ---------   ----------
           Net cash (used in) provided by investing activities                  (112,869)     (6,016)     113,984
                                                                               ---------   ---------   ----------
Cash flows from financing activities:
   Distributions to joint venture partners                                      (460,759)   (549,304)    (326,610)
                                                                               ---------   ---------   ----------
Net (decrease) increase in cash and cash equivalents                            (113,526)    (10,210)     248,432
Cash and cash equivalents, beginning of year                                     238,222     248,432            0
                                                                               ---------   ---------   ----------
Cash and cash equivalents, end of year                                         $ 124,696   $ 238,222   $  248,432
                                                                               =========   =========   ==========

Supplemental disclosure of noncash activities:
   Deferred project costs contributed                                          $  11,915   $       0   $   37,387
                                                                               =========   =========   ==========

   Contribution of real estate assets                                          $       0   $       0   $1,371,913
                                                                               =========   =========   ==========

   Fund VIII and IX Associates

   On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund IX, L.P ("Wells Fund IX"). The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square-foot, one-story office building, known as the Dallas property, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square-foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square-foot building was completed and commenced operations in 1997.

   During 1998, the Partnership purchased a portion of Wells Fund IX's joint venture interest for $1,100,000. In addition, the related deferred project costs of $56,101 were transferred from Wells Fund IX to the Partnership. In addition, the Partnership contributed $518,450 in 1998 to Fund VIII and IX Associates, which included $32,352 of deferred project costs that were applied. Ownership percentage interests were recomputed accordingly.

   Following are the financial statements for Fund VIII and IX Associates:

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                                       1998            1997
                                                                    -----------     -----------
Real estate assets, at cost:
   Land                                                             $ 4,724,579     $ 4,724,579
   Building and improvements, less accumulated
     depreciation of $2,220,160 in 1998 and
     $945,324 in 1997                                                23,687,510      24,122,271
   Construction in progress                                                   0         272,779
                                                                    -----------     -----------
        Total real estate assets                                     28,412,089      29,119,629
Cash and cash equivalents                                               907,778       1,088,438
Accounts receivable                                                     504,608         389,347
Prepaid expenses and other assets                                       209,329         237,710
                                                                    -----------     -----------
        Total assets                                                $30,033,804     $30,835,124
                                                                    ===========     ===========
                      Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                 $   189,141     $   388,723
   Due to affiliates                                                     26,627          20,399
   Partnership distributions payable                                    706,250         670,784
                                                                    -----------     -----------
        Total liabilities                                               922,018       1,079,906
                                                                    -----------     -----------
Partners' capital:
   Wells Real Estate Fund VIII                                       15,952,307      14,906,093
   Wells Real Estate Fund IX                                         13,159,479      14,849,125
                                                                    -----------     -----------
        Total partners' capital                                      29,111,786      29,755,218
                                                                    -----------     -----------
        Total liabilities and partners' capital                     $30,033,804     $30,835,124
                                                                    ===========     ===========


                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                              Statements of Income
               for the Years Ended December 31, 1998 and 1997 and
       for the Period From Inception (June 10, 1996) to December 31, 1996

                                                          1998         1997        1996
                                                       ----------   ----------   --------
Revenues:
   Rental income                                       $3,146,201   $2,203,332   $101,277
   Interest income                                         32,194       29,520          0
   Other income                                                 0        4,479          0
                                                       ----------   ----------   --------
                                                        3,178,395    2,237,331    101,277
                                                       ----------   ----------   --------
Expenses:
   Depreciation                                         1,274,836      894,880     50,444
   Management and leasing fees                            221,794      121,930      3,884
   Property administration                                 29,299       21,006      1,050
   Legal and accounting                                    22,806       13,602          0
   Operating costs, net of reimbursements                 (82,660)     (24,106)         0
                                                       ----------   ----------   --------
                                                        1,466,075    1,027,312     55,378
                                                       ----------   ----------   --------
Net income                                             $1,712,320   $1,210,019   $ 45,899
                                                       ==========   ==========   ========

Net income allocated to Wells Real Estate Fund VIII    $  922,567   $  605,960   $ 22,892
                                                       ==========   ==========   ========

Net income allocated to Wells Real Estate Fund IX      $  789,753   $  604,059   $ 23,007
                                                       ==========   ==========   ========


                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
               for the Years Ended December 31, 1998 and 1997 and
       for the Period From Inception (June 10, 1996) to December 31, 1996

                                         Wells Real     Wells Real     Total
                                           Estate         Estate      Partners'
                                          Fund VII       Fund IX       Capital
                                         -----------   -----------   -----------
Balance, June 10, 1996                   $         0   $         0   $         0
   Net income                                 22,892        23,007        45,899
   Partnership contributions               4,928,555     4,952,919     9,881,474
   Partnership distributions                 (45,965)      (46,198)      (92,163)
                                         -----------   -----------   -----------
Balance, December 31, 1996                 4,905,482     4,929,728     9,835,210
   Net income                                605,960       604,059     1,210,019
   Partnership contributions              10,213,894    10,132,043    20,345,937
   Partnership distributions                (819,243)     (816,705)   (1,635,948)
                                         -----------   -----------   -----------
Balance, December 31, 1997                14,906,093    14,849,125    29,755,218
   Net income                                922,567       789,753     1,712,320
   Transfer of joint venture interest      1,156,101    (1,156,101)            0
   Partnership contributions                 518,450             0       518,450
   Partnership distributions              (1,550,904)   (1,323,298)   (2,874,202)
                                         -----------   -----------   -----------
Balance, December 31, 1998               $15,952,307   $13,159,479   $29,111,786
                                         ===========   ===========   ===========


                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
               for the Years Ended December 31, 1998 and 1997 and
       for the Period From Inception (June 10, 1996) to December 31, 1996

                                                                           1998          1997           1996
                                                                       -----------   ------------   -----------
Cash flows from operating activities:
   Net income                                                          $ 1,712,320   $  1,210,019   $    45,899
                                                                       -----------   ------------   -----------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                      1,274,836        894,880        50,444
       Changes in assets and liabilities:
         Accounts receivable                                              (115,261)      (381,858)       (7,489)
         Prepaid expenses and other assets                                  28,381       (237,710)            0
         Accounts payable                                                   49,288        115,507           520
         Due to affiliates                                                   6,228         20,399             0
                                                                       -----------   ------------   -----------
           Total adjustments                                             1,243,472        411,218        43,475
                                                                       -----------   ------------   -----------
           Net cash provided by operating activities                     2,955,792      1,621,237        89,374
                                                                       -----------   ------------   -----------
Cash flows from investing activities:
   (Decrease) increase in construction payables                           (248,870)      (335,406)      608,102
   Investment in real estate                                              (534,944)   (19,131,612)   (9,489,739)
                                                                       -----------   ------------   -----------
           Net cash used in investing activities                          (783,814)   (19,467,018)   (8,881,637)
                                                                       -----------   ------------   -----------
Cash flows from financing activities:
   Contributions from joint venture partners                               486,098     19,316,193     9,467,616
   Distributions to joint venture partners                              (2,838,736)    (1,057,327)            0
                                                                       -----------   ------------   -----------
           Net cash provided by financing activities                    (2,352,638)    18,258,866     9,467,616
                                                                       -----------   ------------   -----------
Net (decrease) increase in cash and cash equivalents                      (180,660)       413,085       675,353
Cash and cash equivalents, beginning of year                             1,088,438        675,353             0
                                                                       -----------   ------------   -----------
Cash and cash equivalents, end of year                                 $   907,778   $  1,088,438   $   675,353
                                                                       ===========   ============   ===========

Supplemental disclosure of noncash activities:
   Deferred project costs contributed                                  $    32,352   $  1,029,744   $   413,858
                                                                       ===========   ============   ===========


 5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                     1998         1997          1996
                                                                   ----------   ----------    ----------
Financial statement net income                                     $1,269,171   $1,102,567    $  936,590
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                         486,066      332,046        94,314
   Expenses deductible when paid for income tax purposes,
     accrued for financial reporting
     purposes                                                           5,249       12,319         1,365
   Rental income accrued for financial reporting purposes
     in excess of amounts for income tax
     purposes                                                         (59,723)    (215,837)       (7,363)
   Other                                                              (17,571)     (17,571)      (22,932)
                                                                   ----------   ----------    ----------
Income tax basis net income                                        $1,683,192   $1,213,524    $1,001,974
                                                                   ==========   ==========    ==========

   The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                                    1998          1997          1996
                                                                 -----------   -----------   -----------
Financial statement partners' capital                            $25,480,517   $26,490,980   $27,030,780
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
     in excess of amounts for income tax purposes                    921,125       435,059       103,013
   Capitalization of syndication costs for income tax
     purposes, which are accounted for as
     cost of capital for financial reporting purposes              4,774,787     4,774,787     4,774,787
   Accumulated expenses deductible when paid for income
     tax purposes, accrued for financial
     reporting purposes                                              106,259       101,010        65,759
   Accumulated rental income accrued for financial
     reporting purposes in excess of amounts
     for income tax purposes                                        (282,923)     (223,200)       (7,363)
   Partnership's distributions payable                               591,948       530,714       317,453
   Other                                                             (97,433)      (40,503)            0
                                                                 -----------   -----------   -----------
Income tax basis partners' capital                               $31,494,080   $32,068,847   $32,284,429
                                                                 ===========   ===========   ===========


 6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

     Year ending December 31:
             1999                       $ 2,869,287
             2000                         2,885,749
             2001                         2,863,791
             2002                         2,899,669
             2003                         2,597,150
          Thereafter                      8,960,006
                                        -----------
                                        $23,075,652
                                        ===========

   Five significant tenants contributed approximately 10%, 10%, 21%, 16%, and 14% of rental income, which is included in equity in income of joint ventures, for the year ended December 31, 1998. In addition, five significant tenants will contribute approximately 24%, 19%, 14%, 14%, and 11% of future minimum rental income.

   The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1998 is as follows:

     Year ending December 31:
             1999                       $ 2,209,325
             2000                         2,222,645
             2001                         2,110,978
             2002                         1,955,979
             2003                         1,895,574
          Thereafter                      9,893,439
                                        -----------
                                        $20,287,940
                                        ===========

   Three significant tenants contributed approximately 46%, 24%, and 16% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 40% and 48% of future minimum rental income.

   The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1998 is as follows:

     Year ending December 31:
             1999                        $  773,137
             2000                           780,472
             2001                           784,716
             2002                           792,225
             2003                           734,230
          Thereafter                      1,200,032
                                         ----------
                                         $5,064,812
                                         ==========

   Two significant tenants contributed approximately 77% and 15% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 70% and 16% of future minimum rental income.

   The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of December 31, 1998 is as follows:

     Year ending December 31:
             1999                       $ 3,042,420
             2000                         3,056,160
             2001                         3,077,130
             2002                         3,225,470
             2003                         2,775,782
          Thereafter                      9,129,962
                                        -----------
                                        $24,306,924
                                        ===========


   Five significant tenants contributed approximately 14%, 30%, 23%, 21% and 10% of rental income for the year ended December 31, 1998. In addition, four significant tenants will contribute approximately 41%, 34%, 24%, and 15% of future minimum rental income.

7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                                                          1998 Quarters Ended
                                                                       ------------------------------------------------------
                                                                       March 31        June 30     September 30   December 31
                                                                       ---------      ---------    ------------   -----------
Revenues                                                               $ 344,289      $ 333,626      $ 288,804     $ 395,794
Net income                                                               327,696        304,015        265,995       371,465
Net income allocated to Class A limited partners                         591,940        610,559        592,469       636,278
Net loss allocated to Class B limited partners                          (264,244)      (306,544)      (326,474)     (264,813)
Net income per weighted average Class A limited partner unit           $    0.22      $    0.23      $    0.22     $    0.24
Net loss per weighted average Class B limited partner unit                 (0.47)         (0.55)         (0.60)        (0.50)
Cash distribution per weighted average Class A limited partner
 unit                                                                       0.21           0.21           0.22          0.22

                                                                                           1997 Quarters Ended
                                                                       ------------------------------------------------------
                                                                       March 31        June 30     September 30   December 31
                                                                       ---------      ---------    ------------   -----------
Revenues                                                               $ 216,766      $ 261,709      $ 394,181     $ 331,362
Net income                                                               181,780        224,486        382,209       314,092
Net income allocated to Class A limited partners                         327,726        422,125        630,233       567,452
Net loss allocated to Class B limited partners                          (145,946)      (197,639)      (248,024)     (253,360)
Net income per weighted average Class A limited partner unit
 outstanding                                                           $    0.12      $    0.16      $    0.24     $    0.21
Net loss per weighted average Class B limited partner unit
 outstanding                                                               (0.25)         (0.36)         (0.44)        (0.45)
Cash distribution per weighted average Class A limited partner
 unit outstanding                                                           0.10           0.13           0.19          0.20

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

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                                                       Gross Amount at Which
                                                               Initial Cost                            Carried at December 31,
                                                        -------------------------       Costs of    ---------------------------
                                                                    Buildings and      Capitalized                Buildings and
     Description                      Encumbrances        Land       Improvements      Improvements     Land       Improvements
------------------------              ------------     ----------   -------------      ------------ ------------  -------------
BELLSOUTH PROPERTY (a)                     None        $1,244,256    $         0        7,425,154    $ 1,301,890    $ 7,367,520

TANGLEWOOD COMMONS (b)                     None         3,020,040              0        5,680,422      3,159,928      5,522,668

GAINESVILLE PROPERTY (c)                   None           222,627              0        5,094,425        288,058      5,028,994

HANNOVER PROPERTY (d)                      None           512,001        869,037          337,752        534,262      1,184,528

TCI-DALLAS PROPERTY (e)                    None           650,000              0        4,016,866        677,914      3,988,952

U.S. CELLULAR PROPERTY (f)                 None           833,942              0       10,052,063        896,698      9,989,307

MATSUSHITA PROPERTY (g)                    None         2,108,304      5,120,835          383,594      2,220,993      5,391,740

CIRRUS LOGIC PROPERTY (h)                  None           881,840      6,182,710          402,096        928,974      6,537,672
                                                       ----------    -----------      -----------    -----------    -----------
                    Total                              $9,473,010    $12,172,582      $33,392,372    $10,008,717    $45,011,381
                                                       ==========    ===========      ===========    ===========    ===========



                              Gross Amount at Which Carried
                                at December 31, 1998
                              ----------------------------                                                Life on Which
                                Construction                 Accumulated       Date of       Date        Depreciation
     Description                in Progress       Total      Depreciation     Construction  Acquired     Is Computed (i)
------------------------        -----------    -----------   ------------     ------------  --------     ---------------
BELLSOUTH PROPERTY (a)           $     0       $ 8,669,410    $1,178,399          1996      04/25/95      20 to 25 years

TANGLEWOOD COMMONS (b)            17,866         8,700,462       435,466          1997      05/31/95      20 to 25 years

GAINESVILLE PROPERTY (c)               0         5,317,052       705,927          1995      01/20/95      20 to 25 years

HANNOVER PROPERTY (d)                  0         1,718,790       119,241          1996      01/16/95      20 to 25 years

TCI-DALLAS PROPERTY (e)                0         4,666,866       383,633          1996      10/10/96      20 to 25 years

U.S. CELLULAR PROPERTY (f)             0        10,886,005       878,075          1997      06/17/96      20 to 25 years

MATSUSHITA PROPERTY (g)                0         7,612,733       431,339          1997      01/10/97      20 to 25 years

CIRRUS LOGIC PROPERTY (h)              0         7,466,646       527,113          1997      02/20/97      20 to 25 years
                                 -------       -----------    ----------
                    Total        $17,866       $55,037,964    $4,659,193
                                 =======       ===========    ==========

(a) The BellSouth Property consists of a four-story office building located in Jacksonville, Florida. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 32% interest in Fund VI, VII, and VIII Associates at December 31, 1998.

(b) Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina. It is owned by Fund VI, VII, and VIII Associates. The Partnership owned a 32% interest in Fund VI, VII, and VIII Associates at December 31, 1998.

(c) The Gainesville Property consists of a two-story building located in Gainesville, Florida. It is owned by Fund VII and VIII Associates. The Partnership owned a 63% interest in Fund VII and VIII Associates at December 31, 1998.

(d) The Hannover Property consists of a one-story building located in Stockbridge, Georgia. It is owned by Fund VII and VIII Associates. The Partnership owned a 63% interest in Fund VII and VIII Associates at December 31, 1998.

(e) The TCI Property consists of a one-story office building located in Farmers Branch, Texas. It is owned by Fund VIII and IX Associates. The Partnership owned a 55% interest in Fund VIII and IX Associates at December 31, 1998.

(f) The U.S. Cellular Property consists of a four-story office building located in Madison, Wisconsin. It is owned by Fund VIII and IX Associates. The Partnership owned a 55% interest in Fund VIII and IX Associates at December 31, 1998.

(g) The Matsushita Property consists of a two-story office building located in Irvine, California. It is owned by Fund VIII and IX Associates. The Partnership owned a 55% interest in Fund VIII and IX Associates at December 31, 1998.

(h) The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado. It is owned by Fund VIII and IX Associates. The Partnership owned a 55% interest in Fund VIII and IX Associates at December 31, 1998.

(i) Depreciation lives used for buildings were 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                       Wells Real Estate Fund VIII, L.P.


                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION


                               DECEMBER 31, 1998


                                             Accumulated
                                   Cost      Depreciation
                                -----------  ------------
BALANCE AT DECEMBER 31, 1996    $32,859,516   $  608,204

  1997 additions                 21,052,266    1,791,686
                                -----------   ----------
BALANCE AT DECEMBER 31, 1997    $53,911,782   $2,399,890

  1998 additions                  1,126,182    2,259,303
                                -----------   ----------
BALANCE AT DECEMBER 31, 1998    $55,037,964   $4,659,193
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

Exhibit
Number    Description of Document
------    -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund VIII, L.P., File No. 33-83852)

*10(a) Management Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(b) Leasing and Tenant Coordinating Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(c) Custodial Agency Agreement dated November 15, 1994, between Wells Real Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(d) Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(e) Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(f) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(g) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(h) Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(i) First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(j) Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(k) Development Agreement between Wells Real Estate Fund VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(l) Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(m) Architect's Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n) Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(o) Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(p) Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(q) Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(r) Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(s) Architect's Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(t) First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(u) Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(v) Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(w) Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(x) First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(y) Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit 10(oo) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(z) Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa) Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb) Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc) Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd) Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ee) First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ff) Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg) Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(hh) Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ii) Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997, Exhibit 10 (ii) to Form of Wells Real Estate Fund VIII, L.P. for the Fiscal year ended December 31, 1997, File No. 0-27888)

*10(jj) Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996. Exhibit 10 (jj) to Form of Wells Real Estate Fund VIII, L.P. for the Fiscal year ended December 31, 1997, File No. 0-27888)

*10(kk) Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996. Exhibit 10 (kk) to Form of Wells Real Estate Fund VIII, L.P. for the Fiscal year ended December 31, 1997, File No. 0-27888)

*10(ll) Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 Exhibit 10 (ll) to Form of Wells Real Estate Fund VIII, L.P. for the Fiscal year ended December 31, 1997, File No. 0-27888)

*10(mm)   Agreement for the Purchase and Sale of Property with Orix Prime
          West Bloomfield II Venture dated February 5, 1997 Exhibit 10 (mm) to Form of Wells Real Estate Fund VIII, L.P. for the Fiscal year ended December 31, 1997, File No. 0-27888)

*10(nn) Lease with Cirrus Logic, Inc. dated July 5, 1995. Exhibit 10 (nn) to Form of Wells Real Estate Fund VIII, L.P. for the Fiscal year ended December 31, 1997, File No. 0-27888)