Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND VIII LP
filed 1999-05-12
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended    March 31, 1999   or
                                 ----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from__________________to__________________

Commission file number       0-27888
                        ----------------

          Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

             Georgia                         58-2126618
-------------------------------          ------------------
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                  30092
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

                                     INDEX
                                     -----


                                                          Page No.
                                                          --------


PART I. FINANCIAL INFORMATION

           Item 1. Financial Statements

               Balance Sheets - March 31, 1999
               and December 31, 1998........................ 3

               Statements of Income for the Three
               Months Ended March 31, 1999
               and 1998..................................... 4

               Statement of Partners' Capital
               for the Year Ended December 31, 1998,
               and the Three Months Ended March 31, 1999.... 5

               Statements of Cash Flows for the Three Months
               Ended March 31, 1999 and 1998................ 6

               Condensed Notes to Financial Statements...... 7

           Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................... 8

 PART II.      OTHER INFORMATION............................19

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)
                                 BALANCE SHEETS

          Assets                                                     March 31, 1999           December 31, 1998
          ------                                                    ---------------           -----------------

Investment in joint ventures (Note 2)                                $   25,181,360            $     25,451,768
Cash and cash equivalents                                                     8,861                       8,792
Due from affiliates                                                         585,124                     605,655
Organization costs, less accumulated
  amortization of $25,000 in December 1998
  and $26,562 in March 1999                                                   4,688                       6,250
                                                                         ----------                  ----------

          Total assets                                               $   25,780,033            $     26,072,465
                                                                         ==========                  ==========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Partnership distribution payable                                  $      581,986            $        591,948
                                                                        ----------                  ----------

Partners' capital:
    Limited partners:
      Class A  2,700,967 units outstanding                              23,246,801                  23,113,046
      Class B  502,302 units outstanding                                 1,951,246                   2,367,471
                                                                        ----------                  ----------
               Total partners' capital                                  25,198,047                  25,480,517
                                                                        ----------                  ----------

               Total liabilities and
                partners' capital                                   $   25,780,033            $     26,072,465
                                                                        ==========                  ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                     Three Months Ended
                                                     ------------------

                                               March 31, 1999    March 31, 1998
                                               --------------    --------------
Revenues:
  Equity in  income of joint ventures
   (Note 2)                                         $ 331,087         $ 327,770
  Interest income                                           0            16,519
                                                    ---------         ---------
                                                      331,087           344,289
                                                    ---------         ---------
Expenses:
  Legal and accounting                                  9,532             4,771
  Computer costs                                        2,435             2,017
  Partnership administration                           19,318             8,243
  Amortization of organization costs                    1,562             1,562
                                                    ---------         ---------
                                                       32,847            16,593
                                                    ---------         ---------

  Net income                                        $ 298,240         $ 327,696
                                                    =========         =========

Net income allocated to
  Class A Limited Partners                          $ 597,680         $ 591,940

Net loss allocated to
  Class B Limited Partners                          $(299,440)        $(264,244)

Net income per weighted average
  Class A Limited Partner Unit                      $     .22         $     .22

Net loss per weighted average
  Class B Limited Partner Unit                      $    (.60)        $    (.47)

Cash distribution per
  Class A Limited Partner Unit                      $     .21         $     .21

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1998 AND  THREE MONTHS ENDED
                                 MARCH 31, 1999


                                                      Limited Partners
                                     ---------------------------------------------------
                                              Class A                    Class B                         Total
                                     -------------------------   -----------------------   General     Partners'
                                       Units        Amounts       Units       Amounts      Partners     Capital
                                     ---------   -------------   --------   ------------   --------   ------------

BALANCE,
  December 31, 1997                  2,643,680    $22,828,363    559,589    $ 3,662,617     $     0   $26,490,980

  Net income (loss)                          0      2,431,246          0     (1,162,075)          0     1,269,171
  Partnership distributions                  0     (2,279,634)         0              0           0    (2,279,634)
  Class B conversion elections          30,904        133,071    (30,904)      (133,071)          0             0
                                     ---------    -----------    -------    -----------    --------   -----------
BALANCE,
December 31, 1998                    2,674,584     23,113,046    528,685      2,367,471           0    25,480,517

  Net income (loss)                          0        597,680          0       (299,440)          0       298,240
  Partnership distributions                  0       (580,710)         0              0           0      (580,710)
  Class B conversion elections          26,383        116,785    (26,383)      (116,785)          0             0
                                     ---------    -----------    -------    -----------    --------   -----------
BALANCE,
March  31, 1999                      2,700,967    $23,246,801    502,302    $ 1,951,246      $    0   $25,198,047
                                     =========    ===========    =======    ===========    ========   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                  ---------------------------------
                                                                                  March 31, 1999    March 31, 1998
                                                                                  ---------------   ---------------
Cash flows from operating activities:
 Net income                                                                            $ 298,240       $   327,696
 Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Equity in income of joint ventures                                                   (331,087)         (327,770)
   Amortization of organization costs                                                      1,562             1,562
 Changes in assets and liabilities:
  Prepaids and other assets                                                                    0             2,000
                                                                                       ---------       -----------
   Net cash (used in) provided by operating
     activities                                                                          (31,285)            3,488
                                                                                       ---------       -----------

Cash flows from investing activities:
  Distributions received from joint ventures                                             622,026           548,507
  Investment in joint ventures                                                                 0        (1,301,622)
                                                                                       ---------       -----------
   Net cash provided by (used in) investing                                              622,026          (753,115)
          activities                                                                   ---------       -----------


Cash flows from financing activities:
  Distributions to partners from accumulated
   earnings                                                                             (590,672)         (528,897)
                                                                                       ---------       -----------


Net increase (decrease) in cash and cash equivalents                                          69        (1,278,524)

Cash and cash equivalents, beginning of year                                               8,792         1,848,493
                                                                                       ---------       -----------

Cash and cash equivalents, end of period                                               $   8,861       $   569,969
                                                                                       =========       ===========
Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture property                             $       0       $    72,760
                                                                                       =========       ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 March 31, 1999

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

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1997, when it received and accepted subscriptions for 125,000 units. The offering was terminated on January 4, 1997, at which time the Partnership had sold 2,613,534 Class A Status Units, and 590,735 Class B Status Units, held by a total of 1,939 and 302, Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $32,042,689.

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

     As of March 31, 1999, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill at Gainesville Property") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and
     (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

     All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

     (b) Basis of Presentation
      -------------------------
     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2)   Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in six office buildings and two retail centers through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of March 31, 1999, the developed properties owned by the Partnership were 99% occupied and 97% occupied at March 31, 1998. Gross revenues of the Partnership were $331,087 for the three months ended March 31, 1999, as compared to $344,289
for the three months ended March 31, 1998.   The increase was attributable
primarily to decreased interest income earned on funds held by the Partnership prior to the investment in joint venture. Expenses of the Partnership increased to $32,847 for the three months ended March 31, 1999, compared to $16,593 for the same period in 1998, as the result of increased expenses primarily in
accounting and partnership administration.   Net income of the Partnership was
$298,240 for the three months ended March 31, 1999, as compared to $327,696 for the three months ended March 31, 1998.

The Partnership's net cash used in operating activities decreased to $(31,285) for 1999 as compared to $3,488 for 1998. The decrease is due primarily to decreased interest earned on funds held by the Partnership prior to investment in properties and increased expenditures in accounting and partnership administration. Net cash provided by (used in) investing activities increased to $622,026 for 1999 from $(753,115) in 1998, due primarily to decreased investments in joint ventures and increased distributions from joint ventures. Net cash used in financing activities increased from 1998 due to increased distributions to partners. Cash and cash equivalents decreased from $569,969 at March 31, 1998 to $8,861 for the same period in 1999.

The Partnership's distributions from Net Cash From Operations accrued to Class A Unit holders for the first quarter of 1999 and 1998 was $0.21 per weighted average unit.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

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

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following operational properties:

CH2M Hill at Gainesville/Fund VII - Fund VIII Joint Venture
-----------------------------------------------------------


                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                       March 31, 1999            March 31, 1998
                                                                       --------------            --------------
Revenues:
  Rental income                                                          $143,856                  $132,578
                                                                         --------                  --------
Expenses:
  Depreciation                                                             68,946                    54,545
  Management & leasing expenses                                            26,881                    28,121
  Other operating expenses                                                 17,352                    15,481
                                                                         --------                  --------
                                                                          113,179                    98,147
                                                                         --------                  --------

Net income                                                               $ 30,677                  $ 34,431
                                                                         ========                  ========

Occupied %                                                                    100%                      100%

Partnership's Ownership % in the
   Fund VII - VIII Joint Venture                                             63.4%                     62.6%

Cash distribution to Partnership                                         $ 61,512                  $ 52,547

Net income allocated to the Partnership                                  $ 19,434                  $ 21,424

Rental income increased due to increased occupancy from 93% to 100% due primarily to Affiliated Engineers signing a five-year lease beginning March 27, 1998, which occupied the remaining space. Depreciation, management and leasing expenses increased for the first quarter of 1999 compared to the same quarter of 1998, due primarily to increased occupancy and tenant improvements. The Partnership ownership in the Fund VII-Fund VIII Joint Venture increased due to construction funding by the Partnership.

BellSouth Property/Fund VI-VII-VIII Joint Venture
-------------------------------------------------


                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                       March 31, 1999            March 31, 1998
                                                                       --------------            --------------
Revenues:
  Rental income                                                           $380,277                  $380,277
   Interest income                                                           1,142                     2,074
                                                                          --------                  --------
                                                                           381,419                   382,351
                                                                          --------                  --------
Expenses:
  Depreciation                                                             111,606                   110,889
  Management & leasing expenses                                             47,892                    47,815
  Other operating expenses                                                 103,784                    87,410
                                                                          --------                  --------
                                                                           263,282                   246,114
                                                                          --------                  --------

Net income                                                                $118,137                  $136,237
                                                                          ========                  ========

Occupied %                                                                     100%                      100%

Partnership's Ownership % in the
   Fund VI-VII-VIII Joint Venture                                             32.3%                     32.3%

Cash distribution to Partnership                                          $ 77,032                  $ 82,656

Net income allocated to the Partnership                                   $ 38,223                  $ 44,079

Net income has decreased slightly due primarily to increased expenditures in electricity, HVAC repairs, lighting replacement and various other operating expenses.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                       March 31, 1999            March 31, 1998
                                                                       --------------            --------------
Revenues:
  Rental income                                                           $193,031                  $182,613
  Interest income                                                            2,936                     5,138
                                                                          --------                  --------
                                                                           195,967                   187,751
                                                                          --------                  --------

Expenses:
  Depreciation                                                              61,425                    60,427
  Management & leasing expense                                              15,105                    14,819
  Other operating expenses                                                  19,081                    25,102
                                                                          --------                  --------
                                                                            95,611                   100,348
                                                                          --------                  --------
  Net income                                                              $100,356                  $ 87,403
                                                                          ========                  ========

Occupied %                                                                      91%                       87%

Partnership's Ownership % in the
  Fund VI-VII-VIII Joint Venture                                              32.3%                     32.3%

Cash distribution to Partnership                                          $ 52,631                  $ 47,358

Net income allocated to Partnership                                       $ 32,470                  $ 28,279

Rental income, net income and cash distributions to the Partnership are greater in 1999 as compared to 1998 due primarily to the increased occupancy at the property.

The Hannover Center/Fund VII-Fund VIII  Joint Venture
-----------------------------------------------------

                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                       March 31, 1999            March 31, 1998
                                                                       --------------            --------------
Revenues:
  Rental income                                                           $56,147                    $26,061
                                                                          -------                    -------

Expenses:
  Depreciation                                                             10,981                     10,981
  Management & leasing expenses                                             7,459                      2,661
  Other operating expenses                                                  3,417                      8,116
                                                                          -------                    -------
                                                                           21,857                     21,758
                                                                          -------                    -------

Net income                                                                $34,290                    $ 4,303
                                                                          =======                    =======

Occupied %                                                                    100%                        50%

Partnership's Ownership % in the
   Fund VII-Fund VIII Joint Venture                                          63.4%                      62.6%

Cash distribution to Partnership                                          $25,714                    $ 8,471

Net income allocated to the Partnership                                   $21,723                    $ 2,686

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Prudential and Norwest Financial occupied the remaining space in November 1998 and signed five year leases.

Rental income, net income and cash distributions increased for the three months ended March 31, 1999, compared to the same period of 1998, due to increased occupancy at the property. Expenses remained relatively stable.

The Partnership ownership in the Fund VII-Fund VIII Joint Venture increased due to construction funding by the Partnership.

The TCI Building/Fund VIII-Fund IX Joint Venture
------------------------------------------------

                                                     Three Months Ended
                                                     ------------------
                                             March 31, 1999      March 31, 1998
                                             --------------      --------------
Revenues:
  Rental income                                  $113,794            $113,794
  Interest income                                   8,921               7,450
                                                 --------            --------
                                                  122,715             121,244
                                                 --------            --------
Expenses:
  Depreciation                                     41,648              41,648
  Management & leasing expenses                     4,300               4,300
  Other operating expenses                          4,132               3,158
                                                 --------            --------
                                                   50,080              49,106
                                                 --------            --------

Net income                                       $ 72,635            $ 72,138
                                                 ========            ========

Occupied %                                            100%                100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                   54.8%               54.2%

Cash distribution to Partnership                 $ 59,175            $ 55,401

Net income allocated to the Partnership          $ 39,802            $ 37,188

Net income allocated to the Partnership and cash distributions are slightly greater in 1999, as compared to 1998, due primarily to increased ownership in the Fund VIII-Fund IX Joint Venture in 1999, due to additional fundings by the Partnership.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                                        Three Months Ended
                                                        ------------------
                                              March 31, 1999      March 31, 1998
                                              --------------      --------------
Revenues:
  Rental income                                   $164,379            $167,698
                                                  --------            --------

Expenses:
  Depreciation                                      53,918              53,918
  Management & leasing expenses                      6,313               6,513
  Other operating expenses                           4,043               5,582
                                                  --------            --------
                                                    64,274              66,013
                                                  --------            --------

Net income                                        $100,105            $101,685
                                                  ========            ========

Occupied %                                             100%                100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                    54.8%               54.2%

Cash distribution to Partnership                  $ 91,140            $ 84,931

Net income allocated to the Partnership           $ 54,854            $ 52,426

Net income remains relatively stable as compared to 1998 while distributions have increased due to additional fundings by the Partnership.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                                       Three Months Ended
                                                       ------------------
                                             March 31, 1999       March 31, 1998
                                             --------------       --------------
Revenues:
  Rental income                                  $184,539             $184,539
                                                 --------             --------

Expenses:
  Depreciation                                     72,765               72,765
  Management & leasing expenses                     8,839                9,350
  Other operating expenses                          5,610                1,901
                                                 --------             --------
                                                   87,214               84,016
                                                 --------             --------
Net income                                       $ 97,325             $100,523
                                                 ========             ========

Occupied %                                            100%                 100%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture                    54.8%                54.2%

Cash distribution to Partnership                 $ 84,643             $ 81,179

Net income allocated to Partnership              $ 53,331             $ 51,743

Net income remains relatively stable while distributions have increased due to additional fundings by the Partnership, which increased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The US Cellular Building/Fund VIII-Fund IX Joint Venture
--------------------------------------------------------

                                                       Three Months Ended
                                                       ------------------
                                              March 31, 1999      March 31, 1998
                                              --------------      --------------
Revenues:
 Rental income                                    $320,519            $320,519
                                                  --------            --------

Expenses:
 Depreciation                                      150,378             128,049
 Management & leasing expenses                      35,187              34,398
 Other operating expenses                            4,925             (16,543)
                                                  --------            --------
                                                   190,490             145,904
                                                  --------            --------

Net income                                        $130,029            $174,615
                                                  ========            ========

Occupied %                                             100%                100%

Partnership's ownership % in the
 Fund VIII-Fund IX Joint Venture                      54.8%               54.2%

Cash distributed to Partnership                   $149,649            $138,025

Net income allocated to the Partnership           $ 71,252            $ 89,945

Net income decreased in 1999 as compared to 1998 due to an increase in depreciation because of the occupancy of a tenant in early 1998 and a decrease in CAM reimbursements billed in 1999 to the tenants. 1998 CAM charges were over
billed and were adjusted in 1999.   Cash distributions have increase in the Fund
VIII- Fund IX Joint Venture in 1999, as compared to 1998, due primarily to additional fundings by the Partnership which increased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture offset partially by the decreased in CAM billings.

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

     ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 1999.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WELLS REAL ESTATE FUND VIII, L.P.
                           (Registrant)
     Dated: May 11, 1999   By: /s/ Leo F. Wells, III
                               ----------------------------------
                           Leo F. Wells, III, as Individual
                           General Partner and as President,
                           Sole Director and Chief Financial
                           Officer of Wells Capital, Inc., the
                           General Partner of Wells Partners, L.P.