Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND VIII LP
filed 1999-08-16
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended               June 30, 1999                  or
                              ---------------------------------------------

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                  0-27888
                       --------------------------------------------------------

                       Wells Real Estate Fund VIII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                        58-2126618
-------------------------------------------------------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
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

Yes    X      No
    ------       ------

                                   Form 10-Q
                                   ---------

                       Wells Real Estate Fund VIII, L.P.
                       ---------------------------------

                                     INDEX
                                     -----


                                                                       Page No.

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - June 30, 1999
                  and December 31, 1998..............................     3

                  Statements of Income for the Three and Six
                  Months Ended June 30, 1999
                  and 1998...........................................     4

                  Statement of Partners' Capital
                  for the Year Ended December 31, 1998,
                  and the Six Months Ended June 30, 1999.............     5

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998.......................     6

                  Condensed Notes to Financial Statements............     7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.........................................     8

PART II.  OTHER INFORMATION..........................................    19

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                       Assets                     June 30, 1999    December 31, 1998
                       ------                     -------------    -----------------

Investment in joint ventures (Note 2)               $24,904,985        $25,451,768
Cash and cash equivalents                                83,288              8,792
Due from affiliates                                     591,231            605,655
Organization costs, less accumulated
  amortization of $25,000 in December 1998 and
  $28,125 in June 1999                                    3,125              6,250

Prepaid expenses and other assets                         4,140                  0
                                                     ----------         ----------

          Total assets                              $25,586,769        $26,072,465
                                                    ===========        ===========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
  Partnership distribution payable                  $   598,159        $   591,948
                                                    -----------        -----------

Partners' capital:
  Limited partners:
    Class A - 2,717,160 units outstanding            23,399,669         23,113,046
    Class B - 486,109 units outstanding               1,588,941          2,367,471
                                                    -----------        -----------

          Total partners' capital                    24,988,610         25,480,517
                                                    -----------        -----------

          Total liabilities and partners'
            capital                                 $25,586,769        $26,072,465
                                                    ===========        ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                               Three Months Ended                  Six Months Ended
                                       ----------------------------------  -------------------------------
                                        June 30, 1999    June 30, 1998       June 30, 1999    June 30, 1998
                                        -------------    -------------      --------------  ---------------
Revenues:
  Equity in earnings of joint
    ventures (Note 2)                    $ 414,856           $ 333,523         $  745,943        $  661,293
  Interest income                                2                 103                  2            16,109
                                         ---------           ---------         ----------        ----------
                                           414,858             333,626            745,945           677,402
                                         ---------           ---------         ----------        ----------

Expenses:
  Legal and accounting                       8,720               9,739             18,252            14,510
  Computer costs                             2,246               1,837              4,681             3,854
  Partnership administration                13,804              16,472             33,122            24,205
  Amortization of
    organization costs                       1,563               1,563              3,125             3,125
                                         ---------           ---------         ----------        ----------
                                            26,333              29,611             59,180            45,694
                                         ---------           ---------         ----------        ----------
  Net income                             $ 388,525           $ 304,015         $  686,765        $  631,708
                                         =========           =========         ==========        ==========


Net income allocated to Class
  A Limited Partners                     $ 688,038           $ 610,559         $1,285,718        $1,202,496

Net loss allocated to Class B
  Limited Partners                       $(299,513)          $(306,544)        $ (598,953)       $ (570,788)

Net income per Class A Limited
  Partner Unit                           $    0.25           $    0.23         $     0.47        $     0.45

Net loss per Class B
  Limited Partner Unit                   $   (0.62)          $   (0.55)        $    (1.22)       $    (1.02)

Cash distribution per Class A
  Limited Partner Unit                   $    0.22           $    0.21         $     0.43        $     0.42


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1998 AND  SIX MONTHS ENDED
                                 JUNE 30, 1999



                                                               Limited Partners
                                               ------------------------------------------------
                                                       Class A                  Class B                        Total
                                               ------------------------  ----------------------   General     Partners'
                                                 Units       Amounts      Units      Amounts     Partners     Capital
                                               ---------  -------------  --------  ------------  --------  -------------
BALANCE,
  December 31, 1997                            2,643,680   $22,828,363   559,589   $ 3,662,617         $0   $26,490,980

  Net income (loss)                                    0     2,431,246         0    (1,162,075)         0     1,269,171
  Partnership distributions                            0    (2,279,634)        0             0          0    (2,279,634)
  Class B conversion elections                    30,904       133,071   (30,904)     (133,071)         0             0
                                               ---------   -----------   -------   -----------         --   -----------

BALANCE,
  December 31, 1998                            2,674,584    23,113,046   528,685     2,367,471          0    25,480,517

  Net income (loss)                                    0     1,285,718         0      (598,953)         0       686,765
  Partnership distributions                            0    (1,178,672)        0             0          0    (1,178,672)
  Class B conversion elections                    42,576       179,577   (42,576)     (179,577)         0             0
                                               ---------   -----------   -------   -----------         --   -----------
BALANCE,
  June 30, 1999                                2,717,160   $23,399,669   486,109   $ 1,588,941         $0   $24,988,610
                                               =========   ===========   =======   ===========         ==   ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                            For the Six Months Ended

                                                                            June 30, 1999       June  30, 1998
                                                                         -------------------  ------------------
Cash flow from operating activities:
Net income                                                                   $   686,765         $   631,708
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Equity in income of joint ventures                                        (745,943)           (661,293)
      Amortization of organization costs                                           3,125               3,125
  Changes in assets and liabilities:
    Prepaid expenses and other assets                                             (4,140)              3,514
                                                                             -----------         -----------

      Net cash used in investing activities                                      (60,193)            (22,946)
                                                                             -----------         -----------
Cash flows from investing activities:
  Distributions received from joint ventures                                   1,307,150           1,099,073
  Investment in joint ventures                                                         0          (1,810,476)
                                                                             -----------         -----------
      Net cash provided by (used in) investing activities:                     1,307,150            (711,403)
                                                                             -----------         -----------

 Cash flows from financing activities:
   Distributions to partners from accumulated earnings                        (1,172,461)         (1,081,496)
                                                                             -----------         -----------

 Net increase (decrease) cash and cash equivalents                                74,496          (1,815,845)

 Cash and cash equivalents, beginning of year                                      8,792           1,848,493
                                                                             -----------         -----------

 Cash and cash equivalents, end of period                                    $    83,288         $    32,648
                                                                             ===========         ===========
 Supplemental disclosure of noncash investing activities:
   Deferred project costs applied to joint venture property                  $         0         $   100,567
                                                                             ===========         ===========

                       WELLS REAL ESTATE FUND VIII, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 June 30, 1999

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

As of June 30, 1999, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of June 30, 1999, the properties owned by the Partnership were 99% occupied as compared to 97% as of June 30, 1998. Gross revenues of the Partnership were $745,945 for the six months ended June 30, 1999, as compared to $677,402 for the
six months ended June 30, 1998.   The increase was attributable primarily to
increased income from joint ventures offset partially by decreased interest income earned on funds held by the Partnership prior to the investment in joint venture. Expenses of the Partnership increased to $59,180 for the six months ended June 30, 1999, compared to $45,694 for the same period in 1998, as the result of increased expenses primarily in accounting and partnership administration. Net income of the Partnership was $686,765 for the six months ended June 30, 1999, as compared to $631,708 for the six months ended June 30, 1998.

The Partnership's net cash used in operating activities increased to $60,193 for 1999 as compared to $22,946 for 1998. The increase is due primarily to an increase in expenses and by decreased interest earned on funds held by the Partnership prior to investment in properties. Net cash provided by investing activities increased to $1,307,150 for 1999 from $(711,403) in 1998, due primarily to decreased investments in joint ventures, and increased distributions from joint ventures. Net cash used in financing activities increased from 1998 due to increased distributions to partners. Cash and cash equivalents increased from $32,648 at June 30, 1998 to $83,288 for the same period in 1999.

The Partnership's distributions from Investment Income accrued to Class A Unit holders for the second quarter of 1999 was $0.22 per Class A Unit as compared to distributions of $.21 per Class A Unit for the second quarter of 1998. No distributions were made to Limited Partners holding Class B Units or to the General Partners.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements and renovations to the properties expected to be funded from cash flow operations.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999 testing of systems has been completed.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership has confirmined with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following operational properties:

CH2M Hill/Fund VII - Fund VIII Joint Venture
--------------------------------------------

                                           Three Months Ended                   Six Months Ended
                                     -----------------------------        ----------------------------
                                     June 30, 1999   June 30, 1998        June 30, 1999  June 30, 1998
                                     -------------   -------------        -------------  -------------
Revenues:
 Rental income                         $143,856           $144,440           $287,712        $277,018
                                       --------           --------           --------        --------

Expenses:
 Depreciation                            67,879             59,346            136,824         113,891
 Management & leasing expenses           21,115             22,568             47,995          50,689
 Other operating expenses               (27,771)            13,584            (10,417)         29,065
                                       --------           --------           --------        --------
                                         61,223             95,498            174,402         193,645
                                       --------           --------           --------        --------

Net income                             $ 82,633           $ 48,942           $113,310        $ 83,373
                                       ========           ========           ========        ========

Occupied %                                  100%               100%               100%            100%

Partnership's Ownership % in the
 Fund VII-VIII Joint Venture               63.4%              63.4%              63.4%           63.4%

Cash distribution to Partnership       $ 96,718           $ 79,949           $158,230        $123,496

Net income allocated to the
 Partnership                           $ 52,348           $ 30,881           $ 71,781        $ 52,305

Expenses of the property decreased for the six month ended June 30, 1999 as compared to the same period for 1998, due primarily to common area maintenance billings to tenants that were overestimated in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

 BellSouth Building/Fund VI - Fund VII - Fund VIII Joint Venture
 ---------------------------------------------------------------

                                                Three Months Ended                   Six Months Ended
                                         -------------------------------      ------------------------------
                                         June 30, 1999    June 30, 1998       June 30, 1999    June 30, 1998
                                         -------------    -------------       -------------    -------------
Revenues:
  Rental income                            $380,277           $380,277          $760,554          $760,554
  Interest income                             1,160              2,098             2,302             4,172
                                           --------           --------          --------          --------
                                            381,437            382,375           762,856           764,726
                                           --------           --------          --------          --------

Expenses:
  Depreciation                              111,606            110,953           223,212           221,842
  Management & leasing expenses              49,041             47,381            96,933            95,196
  Other operating expenses                  106,051            102,655           209,835           190,065
                                           --------           --------          --------          --------
                                            266,698            260,989           529,980           507,103
                                           --------           --------          --------          --------

Net income                                 $114,739           $121,386          $232,876          $257,623
                                           ========           ========          ========          ========

Occupied %                                      100%               100%              100%              100%

Partnership's Ownership % in the
  Fund VI-VII-VIII Joint Venture               32.3%              32.3%             32.3%             32.3%

Cash distribution to Partnership           $ 75,932           $ 77,871          $152,964          $160,527

Net income allocated to the Partnership    $ 37,123           $ 39,275          $ 75,346          $ 83,353


Net income has decreased slightly due primarily to increased expenditures in electricity, HVAC repairs, lightning replacement and various other operating expenses.

The Hannover Center/Fund VII - Fund VIII Joint Venture
------------------------------------------------------

                                                Three Months Ended                  Six Months Ended
                                        ----------------------------------  ---------------------------------
                                         June 30, 1999   June 30,1998        June 30, 1999     June 30, 1998
                                        ---------------  -------------      ----------------  ---------------
Revenues:
 Rental income                               $56,346        $26,061            $112,493            $52,122
                                             -------        -------            --------            -------

Expenses:
 Depreciation                                 10,982         10,982              21,963             21,963
 Management & leasing expenses                 5,583          2,661              13,042              5,322
 Other operating expenses                       (499)         6,173               2,918             14,289
                                             -------        -------            --------            -------
                                              16,066         19,816              37,923             41,574
                                             -------        -------            --------            -------

Net income                                   $40,280        $ 6,245            $ 74,570            $10,548
                                             =======        =======            ========            =======

Occupied %                                       100%            50%                100%                50%

Partnership's Ownership % in the
 Fund VII - VIII Joint Venture                  63.4%          63.4%               63.4%              63.4%

Cash distribution to Partnership             $28,981        $ 9,809            $ 54,695            $18,280

Net income allocated to the
 Partnership                                 $25,518        $ 3,944            $ 47,240            $ 6,630

On April 1, 1996, Fund VII-Fund VIII Joint Venture acquired a 1.01 acre tract of land and a 12,000 square foot combination retail/office building known as the Hannover Retail Center (the "Hannover Center").

Moovies, Inc., a video sales and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. Prudential and Norwest Financial occupied the remaining space in November 1998 and signed a five year lease.

Rental income, net income and cash distributions increased for the six months ended June 30, 1999, compared to the same period of 1998, due to increased occupancy at the property. Operating expenses decreased due primarily to differences in the annual adjustments for prior year common area maintenance. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Tanglewood Commons/Fund VI-VII-VIII Joint Venture
-------------------------------------------------

                                                 Three Months Ended                   Six Months Ended
                                          -------------------------------       ------------------------------
                                          June 30, 1999     June 30, 1998       June 30, 1999    June 30, 1998
                                          -------------     -------------       -------------    -------------
Revenues:
  Rental income                              $193,288          $182,139            $386,319        $364,752
  Interest income                               2,353             4,587               5,289           9,725
                                             --------          --------            --------        --------
                                              195,641           186,726             391,608         374,477
                                             --------          --------            --------        --------

Expenses:
  Depreciation                                 64,677            61,059             126,102         121,486
  Management & leasing expenses                17,537            15,032              32,642          29,851
  Other operating expenses                     10,367           (19,872)             29,448           5,230
                                             --------          --------            --------        --------
                                               92,581            56,219             188,192         156,567
                                             --------          --------            --------        --------

Net income                                   $103,060          $130,507            $203,416        $217,910
                                             ========          ========            ========        ========

Occupied %                                         91%               87%                 91%             87%

Partnership's Ownership % in the
  Fund VI - VII - Fund VIII Joint
  Venture                                        32.3%             32.3%               32.3%           32.3%


Cash distribution to Partnership             $ 54,660          $ 61,934            $107,291        $109,292

Net income allocated to the
  Partnership                                $ 33,344          $ 42,225            $ 65,814        $ 70,504

Rental income, depreciation expense and management and leasing expenses have increased in 1999 as compared to 1998 due to the increased occupancy at the center. Other operating expenses increased in 1999 over 1998 due primarily to a timing difference in billing tenants for CAM expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                           Three Months Ended                  Six Months Ended
                                     -------------------------------     -----------------------------
Revenues:                            June 30, 1999     June 30, 1998     June 30, 1999   June 30, 1998
                                     -------------     -------------     -------------   -------------
 Rental income                          $113,795          $113,795         $227,589        $227,589
 Interest income                           4,738             7,700           13,659          15,150
                                        --------          --------         --------        --------
                                         118,533           121,495          241,248         242,739
                                        --------          --------         --------        --------

Expenses:
 Depreciation                             41,649            41,649           83,297          83,297
 Management & leasing expenses             4,335             4,300            8,635           8,600
 Other operating expenses                  3,033             1,815            7,165           4,973
                                        --------          --------         --------        --------
                                          49,017            47,764           99,097          96,870
                                        --------          --------         --------        --------

Net income                              $ 69,516          $ 73,731         $142,151        $145,869
                                        ========          ========         ========        ========

Occupied %                                   100%              100%             100%            100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture            54.8%             54.8%            54.8%           54.8%

Cash distribution to Partnership        $ 57,465          $ 59,546         $116,640        $114,947

Net income allocated to the
 Partnership                            $ 38,092          $ 40,247         $ 77,894        $ 77,435

Net income has decreased in 1999, as compared to 1998, due primarily to decreased interest income and an increase in landscape expenditure.

Cash distributions and net income allocated to the Partnership for the six month period ended June 30, increased in 1999, as compared to 1998, due to additional funding by the Partnership in January through March of 1998 offset by the decreased net income.

The Matsushita Building/Fund VIII-Fund IX Joint Venture
--------------------------------------------------------

                                               Three Months Ended               Six Months Ended
                                        ------------------------------    -----------------------------
                                        June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                                        -------------    --------------   -------------   -------------
Revenues:
  Rental income                           $164,378         $167,698           $328,757        $335,396
                                          --------         --------           --------        --------

Expenses:
  Depreciation                              53,917           53,917            107,835         107,835
  Management & leasing expenses              6,197            6,512             12,510          13,025
  Other operating expenses                  (3,588)           4,661                455          10,243
                                          --------         --------           --------        --------
                                            56,526           65,090            120,800         131,103
                                          --------         --------           --------        --------

Net income                                $107,852         $102,608           $207,957        $204,293
                                          ========         ========           ========        ========

Occupied %                                     100%             100%               100%            100%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture             54.8%            54.8%              54.8%           54.8%

Cash distribution to Partnership          $ 98,400         $ 90,468           $189,540        $175,399

Net income allocated to the
  Partnership                             $ 59,100         $ 56,022           $113,954        $108,448



Rental income decreased as compared to 1998, due primarily to an adjustment to straight line rent in 1998 correcting 1997. Other operating expenses have decreased in 1999 as compared to 1998 due primarily to a billing of 1998 common area maintenance expenses to the tenant in 1999. Cash distributions and net income allocated to the Partnership have increased in 1999 due primarily to additional funding by the Partnership in January through March of 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

On March 15, 1999, Wells OP purchased an 8.8 acre tract of land located in Lake Forest, Orange County, California for a puchase price of $4,450,230. Wells OP entered into a development agreement for the construction of a two story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita Property. Wells OP entered into an Office Lease with Matsushita Avionics Systems Corporation (Matsushita Avionics), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita Project upon its completion.

Matsushita Avionics and the Fund VIII-IX Joint Venture have entered into a Lease and Guaranty Termination Agreement dated February 18, 1999, pursuant to which Matsushita Avionics will be vacating the existing building and relieved of any of its obligations under the existing lease upon the Matsushita commencement date of the new Matsushita lease. In consideration for the Fund VIII-IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a Rental Income Guaranty Agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-IX Joint Venture would have received over the remaining term of the existing lease.

The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                            Three Months Ended                    Six Months Ended
                                      -------------------------------      ------------------------------
                                      June 30, 1999    June 30, 1998       June 30, 1999    June 30, 1998
                                      --------------  ---------------      -------------    -------------
Revenues:
  Rental income                          $184,539         $184,539            $369,078        $369,078
                                         --------         --------            --------        --------

Expenses:
  Depreciation                             72,765           72,765             145,530         145,530
  Management & leasing expenses            11,501            9,056              20,340          18,406
  Other operating expenses                (87,942)          (9,950)            (82,332)         (8,049)
                                         --------         --------            --------        --------
                                           (3,676)          71,871              83,538         155,887
                                         --------         --------            --------        --------

Net income                               $188,215         $112,668            $285,540        $213,191
                                         ========         ========            ========        ========

Occupied %                                    100%             100%                100%            100%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture            54.8%            54.8%               54.8%           54.8%

Cash distribution to Partnership         $134,449         $ 92,510            $219,092        $173,689

Net income allocated to the
  Partnership                            $103,135         $ 61,316            $156,466        $113,059

Rental income, depreciation and management and leasing fees remain relatively stable while other operating expenses decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to differences in the annual adjustments for common area maintenance billing to the tenant. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased in 1999, as compared to 1998, due to additional fundings by the Partnership in January through March in 1998, which increased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                           Three Months Ended              Six Months Ended
                                     -----------------------------    ----------------------------
                                     June 30, 1999   June 30, 1998    June 30, 1999  June 30, 1998
                                     -------------   -------------    -------------  -------------
Revenues:
  Rental income                         $320,519       $320,519         $641,038       $641,038
                                        --------       --------         --------       --------

Expenses:
  Depreciation                           150,446        179,152          300,824        307,201
  Management & leasing expense            30,548         34,153           65,735         68,551
  Other operating expenses                18,722         (2,005)          23,647        (18,548)
                                        --------       --------         --------       --------
                                         199,716        211,300          390,206        357,204
                                        --------       --------         --------       --------
  Net income                            $120,803       $109,219         $250,832       $283,834
                                        ========       ========         ========       ========

Occupied %                                   100%           100%             100%           100%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture           54.8%          54.8%            54.8%          54.8%

Cash distribution to Partnership        $144,628       $152,679         $294,277       $290,704

Net income  allocated to Partnership    $ 66,196       $ 59,615         $137,448       $149,560

Net income decreased for the six months ended June 30, 1999, as compared to 1998 due to a decrease in common area maintenance reimbursements billed to tenants in
1999, due to overbilling of property tax in 1998.   Cash distributions have
increased for the six months ended 1999, as compared to 1998, due primarily to additional funding by the Partnership in January through March of 1998, which increased in the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture offset by the decreased in CAM billings.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND VIII, L.P.
                                       (Registrant)
Dated: August 10, 1999                 By: /s/ Leo F. Wells, III
                                          ----------------------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.