Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND VIII LP
filed 1999-11-12
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 1999                 or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _________________________

Commission file number             0-27888
                       -------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                       58-2126618
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                 30092
-------------------------------------------         ----------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                    ----------------------

_______________________________________________________________________________
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X             No _________
         -------

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Balance Sheets--September 30, 1999 and December 31, 1998                                         3

     Statements of Income for the Three Months and Nine Months Ended September 30, 1999
      and 1998                                                                                        4

     Statements of Partners' Capital for the Year Ended December 31, 1998 and the Nine
      Months Ended September 30, 1999                                                                 5

      Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998                  6

     Condensed Notes to Financial Statements                                                          7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
   Operations                                                                                         9

PART II.  OTHER INFORMATION                                                                          19

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                    September 30,        December 31,
                                                                        1999                 1998
                                                                 -------------------  -------------------
ASSETS:
 Investment in joint ventures (Note 2)                                   $24,626,483          $25,451,768
 Cash and cash equivalents                                                   114,923                8,792
 Due from affiliates                                                         560,241              605,655
 Organization costs, less accumulated amortization of $25,000
  in December 1998 and $29,687 in September 1999                               1,563                6,250
 Prepaid expenses and other assets                                             1,820                    0
                                                                 -------------------  -------------------
       Total assets                                                      $25,305,030          $26,072,465
                                                                 -------------------  -------------------

LIABILITIES AND PARTNERS' CAPITAL:
 Partnership distributions payable                                       $   609,484          $   591,948
                                                                 -------------------  -------------------
 Partners' capital:
   Limited partners:
     Class A--2,707,530 units outstanding at September 30,
      1999 and 2,674,585 at December 31, 1998                             23,315,732           23,113,046
     Class B--495,739 units outstanding at September 30, 1999
      and 528,684 at December 31, 1998                                     1,379,814            2,367,471
                                                                 -------------------  -------------------
       Total partners' capital                                            24,695,546           25,480,517
                                                                 -------------------  -------------------
       Total liabilities and partners' capital                           $25,305,030          $26,072,465
                                                                 ===================  ===================

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                               Three Months Ended            Nine Months Ended
                                                          September 30,  September 30,  September 30,  September 30,
                                                              1999           1998           1999           1998
                                                          -------------  -------------  -------------  -------------
REVENUES:
 Equity earnings of joint ventures (Note 2)                   $ 331,739      $ 288,768     $1,077,682    $   950,061
 Interest income                                                      1             36              3         16,145
                                                          -------------  -------------  -------------  -------------
                                                                331,740        288,804      1,077,685        966,206
                                                          -------------  -------------  -------------  -------------
EXPENSES:
 Legal and accounting                                               200            338         18,452         14,848
 Computer costs                                                   2,559          2,341          7,240          6,195
 Partnership administration                                      11,195         18,568         44,317         42,773
 Amortization of organization costs                               1,562          1,562          4,687          4,687
                                                          -------------  -------------  -------------  -------------
                                                                 15,516         22,809         74,696         68,503
                                                          -------------  -------------  -------------  -------------
       Net income                                             $ 316,224      $ 265,995     $1,002,989    $   897,703
                                                          =============  =============  =============  =============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS              $ 614,272      $ 592,469     $1,899,990    $ 1,794,965
                                                          =============  =============  =============  =============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                $(298,048)     $(326,474)    $ (897,001)   $  (897,262)
                                                          =============  =============  =============  =============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                   $    0.23      $    0.22     $     0.70    $      0.67
                                                          =============  =============  =============  =============

NET LOSS PER CLASS B LIMITED PARTNER UNIT                     $   (0.60)     $   (0.60)    $    (1.82)   $     (1.62)
                                                          =============  =============  =============  =============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT            $    0.23      $    0.22     $     0.66    $      0.64
                                                          =============  =============  =============  =============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                              Limited Partners                               Total
                                               ----------------------------------------------
                                                       Class A                 Class B          General    Partners'
                                               ----------------------   ---------------------
                                                 Units      Amounts      Units      Amounts     Partners    Capital
                                               ---------  -----------   -------   -----------   --------  -----------
BALANCE, December 31, 1997                     2,643,680  $22,828,363   559,589   $ 3,662,617         $0  $26,490,980

  Net income (loss)                                    0    2,431,246         0    (1,162,075)         0    1,269,171
  Partnership distributions                            0   (2,279,634)        0             0          0   (2,279,634)
  Class B conversion elections                    30,904      133,071   (30,904)     (133,071)         0            0
                                               ---------  -----------   -------   -----------   --------  -----------
BALANCE, December 31, 1998                     2,674,584   23,113,046   528,685     2,367,471          0   25,480,517

  Net income (loss)                                    0    1,899,990         0      (897,001)         0    1,002,989
  Partnership distributions                            0   (1,787,960)        0             0          0   (1,787,960)
  Class B conversion elections                    32,946       90,656   (32,946)      (90,656)         0            0
                                               ---------  -----------   -------   -----------   --------  -----------
BALANCE, September 30, 1999                    2,707,530  $23,315,732   495,739   $ 1,379,814         $0  $24,695,546
                                               =========  ===========   =======   ===========   ========  ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                           For the Nine Months Ended
                                                                                         -----------------------------
                                                                                         September 30,   September 30,
                                                                                              1999            1998
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $ 1,002,989     $   897,703
  Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint ventures                                                     (1,077,682)       (950,061)
     Amortization of organization costs                                                          4,687           4,687
  Changes in assets and liabilities:
    Prepaid expenses and other assets                                                           (1,820)          7,000
                                                                                         -------------   -------------
          Net cash used in operating activities                                                (71,826)        (40,671)
                                                                                         -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                                                 1,948,380       1,731,211
  Investment in joint ventures                                                                       0      (1,850,788)
                                                                                         -------------   -------------
           Net cash provided by (used in) investing activities                               1,948,380        (119,577)
                                                                                         -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                                       (1,770,423)     (1,646,317)
                                                                                         -------------   -------------
NET INCREASE (DECREASE) CASH AND CASH EQUIVALENTS                                              106,131      (1,806,565)

CASH AND CASH EQUIVALENTS, beginning of year                                                     8,792       1,848,493
                                                                                         -------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                                   $   114,923     $    41,928
                                                                                         =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to joint venture property                                 $         0     $   100,567
                                                                                         =============   =============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo Wells III and Wells Partners, L.P., as general partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties.

   On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 when it received and accepted subscriptions for 125,000 units. The offering was terminated January 4, 1996 at which time the Partnership had sold 2,613,534 Class A status units, and 590,735 Class B status units, held by a total of 1,939 and 302 limited partners, respectively, for total limited partner capital contributions of $32,042,689.

   The Partnership owns interest in the following properties through its equity ownership in the following joint ventures: (i) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (ii) Fund VI, Fund VII, and Fund VIII Associates, a joint venture among the Partnership and Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"); and (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture").

   As of September 30, 1999, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County,

   Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

   All of the foregoing properties were acquired on an all-cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

   (b) Basis of Presentation

   The financial statements of Wells Real Estate Fund VIII, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.
   For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2. INVESTMENT IN JOINT VENTURES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of September 30, 1999, the properties owned by the Partnership were 99% occupied as compared to 97% as of September 30, 1998. Gross revenues of the Partnership were $1,077,685 for the nine months ended September 30, 1999, as compared to $966,206 for the nine months ended September 30, 1998. The increase was attributable primarily to increased income from joint ventures due to increased occupancy offset partially by decreased interest income earned on funds held by the Partnership prior to the investment in the joint venture. Expenses of the Partnership increased to $74,696 for the nine months ended September 30, 1999, compared to $68,503 for the same period in 1998, as the result of increased expenses primarily in accounting and partnership administration. Net income of the Partnership was $1,002,989 for the nine months ended September 30, 1999, as compared to $897,703 for the nine months ended September 30, 1998.

   The Partnership's net cash used in operating activities increased to $71,826 for 1999 as compared to $40,671 for 1998. The increase is due primarily to an increase in expenses and by decreased interest earned on funds held by the Partnership prior to investment in properties. Net cash provided by investing activities increased to $1,948,380 for 1999 from $(119,577) in 1998, due primarily to decreased investments in joint ventures, and increased distributions from joint ventures. Net cash used in financing activities increased from 1998 due to increased distributions to partners. Cash and cash equivalents increased from $41,928 at September 30, 1998 to $114,923 for the same period in 1999.

   The Partnership's distributions from investment income accrued to Class A unit holders for the third quarter of 1999 was $.23 per Class A unit as compared to distributions of $.22 per Class A unit for the third quarter of 1998. No distributions were made to limited partners holding Class B units or to the general partners.

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

   Year 2000

   The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, testing of systems has been completed.

   As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

   The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

   The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

   The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

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

   Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

2. PROPERTY OPERATIONS

   As of September 30, 1999, the Partnership owned interest in the following operational properties:

                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                         CH2M Hill/                           September 30,   September 30,   September 30,   September 30,
              Fund VII-Fund VIII Joint Venture                     1999            1998            1999            1998
    ------------------------------------------------------    -------------   -------------   -------------   -------------
     Revenues:
       Rental income                                               $144,035        $143,832        $431,747        $420,850
                                                              -------------   -------------   -------------   -------------
     Expenses:
       Depreciation                                                  66,077          68,946         202,902         182,837
       Management and leasing expenses                               17,890          14,330          65,886          65,019
       Other operating expenses                                      16,225          14,902           5,806          43,967
                                                              -------------   -------------   -------------   -------------
                                                                    100,192          98,178         274,594         291,823
                                                              -------------   -------------   -------------   -------------
                 Net income                                        $ 43,843        $ 45,654        $157,153        $129,027
                                                              =============   =============   =============   =============

     Occupied %                                                         100%            100%            100%            100%
                                                              =============   =============   =============   =============

     Partnership's ownership % in the Fund VI-VII-VIII
      Joint Venture                                                    63.3%           63.3%           63.3%           63.3%
                                                              =============   =============   =============   =============

     Cash distribution to the Partnership                          $ 70,967        $ 74,018        $229,197        $197,514
                                                              =============   =============   =============   =============
     Net income allocated to the Partnership                       $ 27,774        $ 28,892        $ 99,556        $ 81,197
                                                              =============   =============   =============   =============

   Rental income increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998 due to an underestimate of straight-line adjustments in 1998. Expenses decreased due primarily to common-area maintenance billings to tenants that were underestimated in 1998. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the following year and the difference billed to the tenants.

                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
            BellSouth Building/Fund VI-VII- VIII              September 30,   September 30,   September 30,   September 30,
                       Joint Venture                               1999            1998            1999            1998
    --------------------------------------------------------  -------------   -------------   -------------   -------------
    Revenues:
      Rental income                                                $380,278        $380,278      $1,140,832      $1,140,832
      Interest income                                                 1,159           2,096           3,461           6,268
                                                              -------------   -------------   -------------   -------------
                                                                    381,437         382,374       1,144,293       1,147,100
                                                              -------------   -------------   -------------   -------------
    Expenses:
      Depreciation                                                  111,606         110,985         334,818         332,827
      Management and leasing expenses                                47,891          47,414         144,824         142,610
      Other operating expenses                                      111,440         121,718         321,275         311,783
                                                              -------------   -------------   -------------   -------------
                                                                    270,937         280,117         800,917         787,220
                                                              -------------   -------------   -------------   -------------
                Net income                                         $110,500        $102,257      $  343,376      $  359,880
                                                              =============   =============   =============   =============

    Occupied %                                                          100%            100%            100%            100%
                                                              =============   =============   =============   =============

    Partnership's ownership % in the Fund VI-VII-VIII Joint
     Venture                                                           32.3%           32.3%           32.3%           32.3%
                                                              =============   =============   =============   =============

    Cash distribution to the Partnership                           $ 74,761        $ 71,693      $  227,725      $  232,220
                                                              =============   =============   =============   =============

    Net income allocated to the Partnership                        $ 35,752        $ 33,085      $  111,098      $  116,438
                                                              =============   =============   =============   =============

   Net income and cash distributions have decreased slightly for the nine months ended September 30, 1999 as compared to the same period in 1998 due primarily to increased expenditures in electricity and lighting replacement.

                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                    The Hannover Center/                      September 30,   September 30,   September 30,   September 30,
              Fund VII-Fund VIII Joint Venture                     1999            1998            1999            1998
   ---------------------------------------------------------  -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                                  $53,354         $26,061        $165,847         $78,183
                                                              -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                    10,981          10,981          32,944          32,944
     Management and leasing expenses                                  3,746           2,661          16,788           7,983
     Other operating expenses                                         3,683           2,133           6,601          16,422
                                                              -------------   -------------   -------------   -------------
                                                                     18,410          15,775          56,333          57,349
                                                              -------------   -------------   -------------   -------------
               Net income                                           $34,944         $10,286        $109,514         $20,834
                                                              =============   =============   =============   =============

   Occupied %                                                           100%             50%            100%             50%
                                                              =============   =============   =============   =============

   Partnership's ownership % in the Fund VII-Fund VIII Joint
    Venture                                                            63.3%           63.3%           63.3%           63.3%
                                                              =============   =============   =============   =============

   Cash distribution to the Partnership                             $28,920         $     0        $ 83,615         $ 3,698
                                                              =============   =============   =============   =============

   Net income allocated to the Partnership                          $22,137         $ 6,513        $ 69,377         $13,143
                                                              =============   =============   =============   =============

   Rental income, net income, and cash distributions increased for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, due to increased occupancy at the property. Operating expenses decreased for the nine months ended September 30, 1999 as compared to the same period in 1998 due to common-area maintenance reimbursements. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the following year and the difference billed to the tenants.

                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                    Tanglewood Commons/                       September 30,   September 30,   September 30,   September 30,
               Fund VI-VII-VIII Joint Venture                      1999            1998            1999            1998
   -------------------------------------------------------    -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                                 $192,850        $183,587        $579,169        $548,339
     Interest income                                                  2,374           4,345           7,663          14,070
                                                              -------------   -------------   -------------   -------------
                                                                    195,224         187,932         586,832         562,409
                                                              -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                    64,677          61,235         190,779         182,721
     Management and leasing expenses                                 16,639          14,953          49,281          44,804
     Other operating expenses                                        18,093          19,150          47,541          24,380
                                                              -------------   -------------   -------------   -------------
                                                                     99,409          95,338         287,601         251,905
                                                              -------------   -------------   -------------   -------------
               Net income                                          $ 95,815        $ 92,594        $299,231        $310,504
                                                              =============   =============   =============   =============

   Occupied %                                                            91%             90%             91%             90%
                                                              =============   =============   =============   =============
   Partnership's ownership % in the Fund VI-VII-VIII Joint
    Venture                                                            32.3%           32.3%           32.3%           32.3%
                                                              =============   =============   =============   =============

   Cash distribution to the Partnership                            $ 52,317        $ 49,401        $159,608        $158,693
                                                              =============   =============   =============   =============

   Net income allocated to the Partnership                         $ 31,001        $ 29,958        $ 96,815        $100,462
                                                              =============   =============   =============   =============

   Rental income, depreciation expense, and management and leasing expenses have increased in 1999 as compared to 1998 due to the increased occupancy at the Tanglewood Commons center for the nine months ended September 30, 1999.
   Other operating expenses increased in 1999 over 1998 due primarily to a timing difference in billing tenants for common-area maintenance expenses. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the following year and the difference billed to the tenants.


                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                     The TCI Building/                        September 30,   September 30,   September 30,   September 30,
              Fund VIII-Fund IX Joint Venture                      1999            1998            1999            1998
   --------------------------------------------------------   -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                                 $113,794        $113,794        $341,383        $341,383
     Interest income                                                  5,756           7,800          19,415          22,950
                                                              -------------   -------------   -------------   -------------
                                                                    119,550         121,594         360,798         364,333
                                                              -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                    41,648          41,648         124,945         124,945
     Management and leasing expenses                                  4,435           4,300          13,070          12,900
     Other operating expenses                                           997           1,755           8,162           6,728
                                                              -------------   -------------   -------------   -------------
                                                                     47,080          47,703         146,177         144,573
                                                              -------------   -------------   -------------   -------------
               Net income                                          $ 72,470        $ 73,891        $214,621        $219,760
                                                              =============   =============   =============   =============

   Occupied %                                                           100%            100%            100%            100%
                                                              =============   =============   =============   =============

   Partnership's ownership % in the Fund VIII-Fund IX Joint
    Venture                                                            54.8%           54.8%           54.8%           54.8%
                                                              =============   =============   =============   =============

   Cash distribution to the Partnership                            $ 59,085        $ 59,853        $175,725        $174,810
                                                              =============   =============   =============   =============

   Net income allocated to the Partnership                         $ 39,711        $ 40,490        $117,605        $117,925
                                                              =============   =============   =============   =============

   Net income has decreased in 1999, as compared to 1998, due primarily to decreased interest income and an increase in landscape expenditures.


                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                  The Matsushita Building/                    September 30,   September 30,   September 30,   September 30,
              Fund VIII-Fund IX Joint Venture                      1999            1998            1999            1998
   --------------------------------------------------------   -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                                 $164,378        $167,698        $493,135        $503,094
                                                              -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                    53,917          53,917         161,752         161,752
     Management and leasing expenses                                  6,196           6,513          18,706          19,538
     Other operating expenses                                         3,619           1,660           4,074          11,903
                                                              -------------   -------------   -------------   -------------
                                                                    63,732           62,090         184,532         193,193
                                                              -------------   -------------   -------------   -------------
               Net income                                          $100,646        $105,608        $308,603        $309,901
                                                              =============   =============   =============   =============

   Occupied %                                                           100%            100%            100%            100%
                                                              =============   =============   =============   =============
   Partnership's ownership % in the Fund VIII-Fund IX Joint
    Venture                                                            54.8%           54.8%           54.8%           54.8%
                                                              =============   =============   =============   =============

   Cash distribution to the Partnership                            $ 94,451        $ 92,446        $283,991        $267,845
                                                              =============   =============   =============   =============
   Net income allocated to the Partnership                         $ 55,150        $ 57,869        $169,104        $166,317
                                                              =============   =============   =============   =============

   Rental income decreased as compared to 1998, due primarily to an adjustment to straight-line rent in 1998. Other operating expenses have decreased for the nine months ended September 30, 1999 as compared to 1998 due primarily to a billing of 1998 common-area maintenance expenses to the tenant in 1999. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the following year and the difference billed to the tenants. Cash distributions and net income allocated to the Partnership have increased in 1999 due primarily to additional funding by the Partnership in January through March of 1998.

   On March 15, 1999, Wells OP purchased an 8.8-acre tract of land located in Lake Forest, Orange County, California for a purchase price of $4,450,230. Wells OP entered into a development agreement for the construction of a two-story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita property. Wells OP entered into an office lease with Matsushita Avionics Systems Corporation ("Matsushita Avionics"), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita project upon its completion. It is anticipated that Matsushita Avionics will vacate its current space in December 1999.

   Matsushita Avionics and the Fund VIII-Fund IX Joint Venture have entered into a lease and guaranty termination agreement dated February 18, 1999, pursuant to which Matsushita Avionics will be vacating the existing building and relieved of any of its obligations under the existing lease upon the commencement date of the new Matsushita lease. In consideration for the Fund VIII-Fund IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-Fund IX Joint Venture would have received over the remaining term of the existing lease.


                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                 The Cirrus Logic Building/                   September 30,   September 30,   September 30,   September 30,
              Fund VIII-Fund IX Joint Venture                      1999            1998            1999            1998
   --------------------------------------------------------   -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                                 $184,539        $184,539        $553,617        $553,617
                                                              -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                    72,765          72,765         218,295         218,295
     Management and leasing expenses                                 10,314          11,293          30,654          29,699
     Other operating expenses                                        (5,240)         33,455         (87,572)         25,406
                                                              -------------   -------------   -------------   -------------
                                                                     77,839         117,513         161,377         273,400
                                                              -------------   -------------   -------------   -------------
               Net income                                          $106,700        $ 67,026        $392,240        $280,217
                                                              =============   =============   =============   =============

   Occupied %                                                           100%            100%            100%            100%
                                                              =============   =============   =============   =============
   Partnership's ownership % in the Fund VIII-Fund IX Joint
    Venture                                                            54.8%           54.8%           54.8%           54.8%
                                                              =============   =============   =============   =============

   Cash distribution to the Partnership                            $ 89,780        $ 68,041        $308,872        $241,730
                                                              =============   =============   =============   =============

   Net income allocated to the Partnership                         $ 58,468        $ 36,728        $214,935        $149,787
                                                              =============   =============   =============   =============

   Rental income, depreciation, and management and leasing fees remain relatively stable while other operating expenses decreased for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to an adjustment for common-area maintenance billing to the tenants Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenants. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999. Management fees reimbursed by the tenant are also included in other operating expenses.


                                                                    Three Months Ended              Nine Months Ended
                                                              -----------------------------   -----------------------------
                The U.S. Cellular Building/                   September 30,   September 30,   September 30,   September 30,
              Fund VIII-Fund IX Joint Venture                      1999            1998            1999            1998
   --------------------------------------------------------   -------------   -------------   -------------   -------------
   Revenues:
     Rental income                                                 $320,520        $320,519        $961,558        $961,557
                                                              -------------   -------------   -------------   -------------
   Expenses:
     Depreciation                                                   150,414         202,625         451,238         509,826
     Management and leasing expenses                                 31,870          35,422          97,605         103,973
     Other operating expenses                                        25,553         (18,320)         49,200         (36,868)
                                                              -------------   -------------   -------------   -------------
                                                                    207,837         219,727         598,043         576,931
                                                              -------------   -------------   -------------   -------------
               Net income                                          $112,683        $100,792        $363,515        $384,626
                                                              =============   =============   =============   =============

   Occupied %                                                           100%            100%            100%            100%
                                                              =============   =============   =============   =============

   Partnership's ownership % in the Fund VIII-Fund IX Joint
    Venture                                                            54.8%           54.8%           54.8%           54.8%
                                                              =============   =============   =============   =============

   Cash distribution to the Partnership                            $140,162        $161,413        $434,439        $452,117
                                                              =============   =============   =============   =============

   Net income allocated to the Partnership                         $ 61,746        $ 55,231        $199,194        $204,791
                                                              =============   =============   =============   =============

   Net income decreased for the nine months ended September 30, 1999, as compared to 1998, due to a decrease in common-area maintenance reimbursements billed to tenants in 1999, due to overbilling of property tax in 1998 offset by a decrease in depreciation expense. Depreciation was overaccrued in 1998, but corrected by December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 6 (b.)  NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               WELLS REAL ESTATE FUND VIII, L.P.
                                               (Registrant)



Dated:  November 10, 1999  By: /s/ Leo F. Wells, III
                               ---------------------
                               Leo F. Wells, III, as Individual
                               General Partner, and as President,
                               Sole Director, and Chief Financial
                               Officer of Wells Capital, Inc., the
                               General Partner of Wells Partners, L.P.