Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2000-03-27
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended       December 31, 1999                             or
                         ----------------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to  _____________________ to ____________________
Commission file number              0-27888

                       WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Georgia                                                        58-2126618
------------------------------------------------------------    -------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer Identification Number)
or organization)

6200 The Corners Parkway, Norcross, Georgia                                      30092
------------------------------------------------------------    -------------------------------------------------
(Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code                            (770) 449-7800
                                                                -------------------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

                Title of each class                                Name of exchange on which registered
------------------------------------------------------------    -------------------------------------------------
                     NONE                                                        NONE
------------------------------------------------------------    -------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Unit
--------------------------------------------------------------------------------
                               (Title of Class)
                                 Class B Unit
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No __
      -
Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                 ---------------

                                    PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

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

ITEM 2. PROPERTIES

The Partnership owns interests in eight properties through its investment in joint ventures of which six are office buildings and two are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, these properties were 99% occupied as compared to 99% occupied as of December 31, 1998 and 90% at December 31, 1997.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                                   Partnership      Percentage       Percentage
                   Number                                           Share of         of Total         of Total
   Year of           of           Square         Annualized        Annualized         Square         Annualized
    Lease          Leases          Feet          Gross Base        Gross Base          Feet          Gross Base
 Expiration       Expiring       Expiring         Rent (1)          Rent (1)         Expiring           Rent
 ----------       --------       --------        ----------        -----------      ----------       ----------
    2000              0                0          $        0        $        0           0.0%             0.0%
    2001              1           22,607             369,852           119,647           6.5              8.2
    2002              6           31,301             411,816           205,707           9.0              9.2
    2003              7           76,266             844,554           453,396          21.9             18.7
    2004              1            5,600              87,636            28,350           1.6              1.9
    2005(2)           2           60,347             575,109           350,445          17.4             12.8
    2006(3)           2           75,444           1,258,635           440,456          21.7             27.9
    2007(4)           1           76,276             959,148           525,581          21.9             21.3
    2008              0                0                   0                 0           0.0              0.0
    2009              0                0                   0                 0           0.0              0.0
                  --------      --------         ----------        ----------      ----------       ----------
                     20          347,841         $4,506,750        $2,123,582           100%             100%
                  ========      ========         ==========        ==========      ==========       ==========

     (1)  Average monthly gross rent over the life of the lease, annualized.
     (2)  Expiration of 57,457 square feet CH2M Hill lease, Gainesville,
          Florida.
     (3)  Expiration of 69,424 square feet BellSouth lease, Jacksonville,
          Florida.
     (4)  Expiration of US Cellular lease, Madison, Wisconsin.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

     Fund VII--Fund VIII Joint Venture


     On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII--Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 63% equity interest and Wells Fund VII holds an approximate 37% equity interest in the Fund VII--Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 1999, the Partnership had contributed $4,267,721 and Wells Fund VII had contributed $2,474,725 for a total cost of $6,742,446 to the Fund VII--Fund VIII Joint Venture for the acquisition and development of the property.

          The Hannover Center

          On April 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII--Fund VIII Joint Venture for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 1999, Wells Fund VII had funded approximately $1,437,801 for the development of the Hannover property in addition to the cost of the land, and the Partnership had contributed $190,311 to the joint venture for the development of the property.

          A 9 year, 11 month lease has been signed with Moovies, Inc., a video sale and rental store, to occupy 6,020 square feet. The annual base rent: (1) for the initial term of 36 months is $93,310; (2) for the second term of 36 months is $102,340; (3) for the third term of 36 months is $111,370, and (4) for the final term of eleven months is $110,367. Moovies, Inc. has the option to extend its lease for two five year terms at market rate. The tenant, which provided its own build-out from the existing shell, moved into the building and opened for business June 22, 1996. The lease will expire in 2006. Two additional tenants have occupied the remaining space at the property.

          The average effective annual rental per square foot at the Hannover Property was $15.97 for 1999, $10.05 for 1998, and $8.92 for 1997. The
          occupancy rate at year end for 1999 and 1998 was 100%, and was 50% for 1997.

          CH2M Hill at Gainesville

          Wells Fund VII made an initial contribution to the Fund VII--Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII--Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December, 1995. The average effective annual rental per square foot at the Gainesville Property was $9.37 for 1999, $9.19 for 1998, $8.63 for 1997, $8.69 for 1996, and $8.63 for 1995. The
          occupancy rate at year end for 1999 and 1998 was 100% and was 93.5% for 1997 and 1996.

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

          As of December 31, 1999, the Partnership had contributed $4,077,310, and Wells Fund VII had contributed $1,036,923 to the Fund VII--Fund VIII Joint Venture toward the completion of this project.

     Fund VI-VII-VIII Joint Venture

     On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed approximately $5,700,000 for an approximately 32.3% equity interest in the Fund VI-VII-VIII Joint Venture which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 1999, Wells Fund VI had contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%. The total cost to complete both properties is approximately $17,700,000.

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

          The average effective annual rental per square foot at the BellSouth property was $16.36 for 1999 and 1998, $16.40 for 1997 and $14.15 for
          1996, the first year of occupancy. The occupancy rate at year end was 100% for 1999, 1998 and 1997.

          Tanglewood Commons Shopping Center

          On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. As of December 31, 1999, Fund VI had contributed $2,567,688, and Fund VII had contributed $2,432,312 and the Partnership had contributed $3,700,000 for the development of this project.

          The Fund VI-VII-VIII Joint Venture developed and constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acre tract. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and are held for future development or resale.

          Total costs and expenses incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center are approximately $8,700,000. Construction of the project began in March, 1996, and was substantially completed in the first quarter of 1997. As of December 31, the Joint Venture has reserved $236,000, to complete the remaining tenant improvement costs.

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

          The average effective annual rental per square foot at Tanglewood Commons was $11.48 for 1999, $10.96 for 1998 and $9.12 for 1997, the
          first year of occupancy. The occupancy rate at year end was 91% for 1999 and 1998 and 86% for December 31, 1997.

     Fund VIII-Fund IX Joint Venture

     On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII-Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 1999, the Partnership had contributed $15,987,323 for an approximately 55% equity interest, and Wells Fund IX had contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII-Fund IX Joint Venture.

          US Cellular Building

          On June 17, 1996, the Fund VIII-Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. Construction has been completed on a four-story office building containing approximately 101,727 rentable square feet (the "US Cellular Building").

          In June 1997, US Cellular, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 rentable square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $902,418 payable in equal monthly installments of $75,201 during the first five years and $1,016,822 payable in equal monthly installments of $84,735 during the last 4 years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

          The land purchase and construction costs have been funded by capital contributions of $6,573,342 by the Partnership and $3,912,444 by Wells Fund IX for a total cost of approximately $10,500,000.

          The average effective annual rental per square foot at the US Cellular Building was $12.60 for 1999 and 1998 and $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1999 and 1998 and was 75% in 1997.

          The TCI Building

          On October 10, 1996, the Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

          The funds used by the Fund VIII-Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to the

          Fund VIII-Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership currently owns an approximately 55% equity interest in the Fund VIII-Fund IX Joint Venture.

          The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII--Fund IX Joint Venture on October 10, 1996. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

          The occupancy rate at the TCI Building at year end was 100% for 1999, 1998 and 1997. The average effective rental per square foot in the TCI Building is $11 for 1999, 1998, 1997 and 1996.

          The Matsushita Building

          On January 10, 1997, the Fund VIII--Fund IX Joint Venture acquired a two story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building"). The total consideration paid for the Matsushita Building was $7,193,000 excluding acquisition expenses.

          The Matsushita Building was originally constructed in 1984 and was completely refurbished in 1996. The entire Matsushita Building is currently under a net lease dated April 29, 1996 (the "Lease") to Matsushita Avionics Systems Corporation, a Delaware corporation ("Matsushita Avionics"), which lease was assigned to the Fund VIII-Fund IX Joint Venture at the closing. The lease currently expires in September 2003, and Matsushita Avionics has the option to extend the lease for two additional five-year periods.

          The funds used by the Fund VIII-Fund IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII-Fund IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX made capital contributions of approximately $3,620,316 and $3,608,109, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII-Fund IX Joint Venture with respect to the Matsushita Building of approximately $7,228,425.

          The average effective rental per square foot at the Matsushita building was $10.11 for 1999, $10.32 for 1998 and $9.91 for 1997, the
          first year of ownership. The occupancy rate at year end was 100% for 1999, 1998 and 1997.

          On March 15, 1999, Wells Operating Partnership ("Wells OP") purchased an 8.8 tract of land in Lake Forest, Orange County, California, for a purchase price of $4,450,230. On February 18, 1999, Wells OP entered into an office lease with Matsushita Avionics Systems Corporation ("Matsushita Avionics") for the occupancy of a to be constructed two-story office building containing approximately $150,000 rentable square feet on this tract (the "Matsushita Project"). Matsushita Avionics currently occupies an existing building owned by Fund VIII-Fund XI Joint Venture, a joint venture between Wells Fund VIII, L.P. and Wells Fund IX, L.P.--related parties to Wells OP.

          On February 18, 1999, Wells OP entered into a rental income guaranty agreement with Fund VIII and IX Joint Venture, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that the joint venture would receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-Fund IX Joint Venture would have received over the remaining term of the existing lease. Matsushita Avionics will vacate the existing building in December 1999, with the existing lease term ending in September 2003. Current rental and building expenses are approximately $90,000 per month.

          Wells OP's maximum liability to Fund VIII-Fund XI Joint Venture for rental income and building expenses for the existing building was included in the economic analysis for developing the Matsushita Project. Wells OP anticipates that the ultimate liability will be less than the maximum liability; however, management cannot determine at this time the ultimate liability under the rental income guaranty agreement. Wells OP began payments in January 2000, in accordance with the rental income, guaranty agreement and as called for in the economic analysis.

          The Cirrus Logic Building

          On February 20, 1997, the Fund VIII-Fund IX Joint Venture acquired a
          4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area (the "Denver Property"). A two-story office building containing approximately 49,460 rentable square feet has been constructed on the Denver Property (the "Cirrus Logic Building"). The Denver Property is part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies.

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

          Under its lease, Cirrus Logic is responsible for all utilities, cleaning taxes and other operating expenses and for maintaining property and liability insurance on the Cirrus Logic Building. The Fund VIII-Fund IX Joint Venture shall maintain for its own benefit liability insurance for the Cirrus Logic Building as well as insurance for fire, vandalism and malicious mischief.

          The funds used by the Fund VIII-Fund IX Joint Venture to acquire the Cirrus Logic Building were derived entirely from capital contributions made to the Fund VIII-Fund IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund IX each made capital contributions of approximately $3,555,495 and $3,532,275, respectively, to Fund the purchase of the property, for total capital contributions to the Fund VIII-Fund IX Joint Venture with respect to the Cirrus Logic Building of approximately $7,087,770.

          The average effective rental rate per square foot at the Cirrus Logic Building was $14.92 for 1999 and 1998 and $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% for 1999, 1998 and 1997.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners for the year of 1999.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 29, 2000, the Partnership had 2,731,576 outstanding Class A Units held by a total of 2,017 Limited Partners and 471,693 outstanding Class B Units held by a total of 253 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 1999, to be $10.75 per Class A Unit and $13.60 per Class B Units based on market conditions existing in early December 1999. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner as of December 31, 1999.

Cash distributions made to Class A Limited Partners during the two most recent fiscal years were as follows:

               Distribution               Total
               for Quarter                Cash         Investment    Return of
                  Ended                Distributed       Income       Capital
            ------------------         -----------     ----------    ---------
            March 31, 1998               $552,051         $0.21        $0.00
            June 30, 1998                 564,821          0.21         0.00
            September 30, 1998            572,083          0.22         0.00
            December 31, 1998             590,679          0.22         0.00
            March 31, 1999                580,710          0.22         0.00
            June 30, 1999                 597,963          0.22         0.00
            September 30, 1999            609,288          0.23         0.00
            December 31, 1999             613,584          0.21         0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to Limited Partners until February, 2000. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6. SELECTED FINANCIAL DATA

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 24, 1995.

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996 and the eleven months ended December 31, 1995:

                                              1999           1998             1997            1996            1995
                                          -----------     -----------     -----------     -----------     -----------
Total assets                              $24,960,196     $26,072,465     $27,021,694     $27,506,234     $26,254,253
Total revenues                              1,360,497       1,362,513       1,204,018       1,057,694         402,428
Net income                                  1,266,946       1,269,171       1,102,567         936,590         273,914
Net loss allocated to General Partners              0               0               0            (297)           (203)
Net income allocated to Class A
 limited partners                           2,481,559       2,431,246       1,947,536       1,207,540         294,221
Net loss allocated to Class B limited
 partners                                  (1,214,613)     (1,162,075)       (844,969)       (270,653)        (20,104)
Net income per weighted average (1)
 Class A Limited Partner Unit                   $0.91           $0.86           $0.73           $0.46           $0.28
Net loss per weighted average (1)
 Class B Limited Partner Unit                   (2.47)          (2.12)          (1.50)          (0.47)          (0.03)
Cash distributions per weighted
 average (1)
Class A Limited Partner Unit:
  Investment income                              0.88            0.86            0.62            0.44            0.28
  Return of capital                              0.00            0.00            0.00            0.00            0.00

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

Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $1,360,497 for the year ended December 31, 1999, as compared to $1,362,513 for the year ended December 31, 1998 and $1,204,018 for the year ended December 31,

1997. This increase was attributable primarily to increased earnings from joint ventures primarily due to increased occupancy at some of the properties partially offset by decreased interest income earned on funds held by the Partnership. Expenses of the Partnership were $93,551 for 1999 as compared to $93,342 for 1998 and $101,451 for 1997. Expenses were $101,451 in 1997, as compared to $93,342 in 1998 and $93,551 in 1999. These changes were due primarily to fluctuations in partnership administrative costs and legal and accounting expenses. Net income of the Partnership was $1,266,946 for the year ended December 31, 1999, as compared to $1,269,171 for the year ended December 31, 1998 and $1,102,567 for the year ended December 31, 1997.

The Partnership made cash distributions of investment income to Limited Partners holding Class A units of $0.88 per Class A unit for the year ended December 31, 1999, $0.86 per Class A unit for the year ended December 31, 1998 and $0.62 per Class A unit for the year ended December 31, 1997. The General Partners anticipate distributions per unit will continue to increase for limited partners holding Class A units in 2000. Distributions accrued for the fourth quarter of 1999 to the Limited Partners holding Class A units were paid in February, 2000. No cash distributions were made to Limited Partners holding Class B units.

Property Operations

The Partnership's ownership interest in the Fund VII-Fund VIII Joint Venture is 63%, in the Fund VI-VII-VIII Joint Venture is 33%, and in the Fund VIII-Fund IX Joint Venture is 55%.

As of December 31, 1999, the Partnership owned equity through interests in Joint Ventures in the following operational properties:

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                                            For the Year Ended December 31
                                                          1999            1998            1997
                                                        --------        --------        --------
Revenues:
  Rental income                                         $576,139        $564,683        $530,493
                                                        --------        --------        --------
Expenses:
  Depreciation                                           263,243         251,783         218,181
  Management and leasing expenses                        103,551          82,031          78,850
  Other operating expenses                                (5,810)         49,250         (66,963)
                                                        --------        --------        --------
                                                         360,984         383,064         230,068
                                                        --------        --------        --------
Net income                                              $215,155        $181,619        $300,425
                                                        ========        ========        ========
Occupied percentage                                          100%            100%             94%
                                                        ========        ========        ========
Partnership ownership percentage                            63.4%           63.4%           62.0%
                                                        ========        ========        ========
Cash distribution to the Partnership                    $305,270        $276,044        $324,539
                                                        ========        ========        ========
Net income allocated to the Partnership                 $136,301        $114,514        $186,402
                                                        ========        ========        ========

Rental income, net income, depreciation, and management and leasing expense increased due primarily to a full year occupancy of Affiliated Engineers in 1999 as compared to 1998. Other operating expenses decreased due primarily to common area maintenance billings to tenant that were under estimated in

1998. Tenant are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant.

Real estate taxes were $81,703 for 1999, $79,407 for 1998, and $79,428 for 1997.

For comments on the general competitive conditions to witch the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                             For the Year Ended December 31
                                                        ----------------------------------------
                                                          1999            1998            1997
                                                        --------        --------        --------
Revenues:
  Rental income                                         $192,913        $121,056        $107,379
                                                        --------        --------        --------
Expenses:
  Depreciation                                            84,403          43,925          43,925
  Management and leasing expenses                         20,489          11,487          11,237
  Other operating expenses                                20,290          20,482          25,813
                                                        --------        --------        --------
                                                         125,182          75,894          80,975
                                                        --------        --------        --------
Net income                                              $ 67,731        $ 45,162        $ 26,404
                                                        ========        ========        ========
Occupied percentage                                          100%            100%             50%
                                                        ========        ========        ========
Partnership ownership percentage                            63.4%           63.4%           62.0%
                                                        ========        ========        ========
Cash distribution to the Partnership                    $ 92,003        $ 11,561        $ 37,892
                                                        ========        ========        ========
Net income generated to the Partnership                 $ 42,904        $ 28,554        $ 16,382
                                                        ========        ========        ========

Moovies, Inc., a video store and rental store, signed a nine year, eleven month lease for 6,020 square feet and occupied the space and opened for business on June 22, 1996. As of September 30, 1998, the remaining 6,060 square feet was leased to Norwest Financial and Prudential Realty, which commenced in October 1998.

Rental income, net income, and cash distributions have increased due to 100% occupancy starting in late 1998. Depreciation expense increased due to tenant improvement built out at the end of 1998.

Distributions decreased in 1998 due to $44,000 in construction being funded by operating cash flow in 1998 but increased in 1999 due to the increased occupancy and decrease in construction funding.

Real estate taxes were $12,995 for 1999, $12,668 for 1998 and $12,219 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

              BellSouth Property / Fund VI-VII-VIII Joint Venture

                                                                 For the Year Ended December 31
                                                       ---------------------------------------------
                                                          1999             1998               1997
                                                       ----------       ----------        ----------
Revenues:
  Rental income                                        $1,521,109       $1,521,109        $1,524,708
  Interest income                                           4,763            7,806             8,188
  Other income                                                360            9,373               360
                                                       ----------       ----------        ----------
                                                        1,526,232        1,538,288         1,533,256
                                                       ----------       ----------        ----------
Expenses:
  Depreciation                                            446,429          444,448           443,544
  Management and leasing expenses                         192,716          190,025           191,176
  Other operating expenses                                415,562          436,403           415,114
                                                       ----------       ----------        ----------
                                                        1,054,707        1,070,876         1,049,834
                                                       ----------       ----------        ----------
Net income                                             $  471,525       $  467,412        $  483,422
                                                       ==========       ==========        ==========
Occupied percentage                                           100%             100%              100%
                                                       ==========       ==========        ==========
Partnership ownership percentage                             32.3%            32.3%             32.3%
                                                       ==========       ==========        ==========
Cash distribution to the Partnership                   $  307,919       $  305,826        $  289,843
                                                       ==========       ==========        ==========
Net income allocated to the Partnership                $  152,560       $  151,229        $  146,895
                                                       ==========       ==========        ==========

Rental income, depreciation and management and leasing expenses have remained relatively stable, while other operating expenses have fluctuated from $415,114 for 1997, to $436,403 for 1998 and $415,562 for 1999. HVAC and various other operating expenses were higher in 1998. This created a greater common area maintenance billing to the tenants in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant.

The BellSouth Property incurred property taxes of $166,706 for 1999, $171,629 for 1998 and $164,400 for 1997.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                                          Eleven Months
                                                                 Year Ended                  Ended
                                                                December 31                December 31,
                                                          -------------------------
                                                            1999             1998             1997
                                                          --------         --------        ------------
Revenues:
  Rental income                                           $772,907         $737,862          $562,880
  Interest income                                           10,174           17,610            11,276
                                                          --------         --------          --------
                                                           783,081          755,472           574,156
                                                          --------         --------          --------
Expenses:
  Depreciation                                             255,456          244,311           191,155
  Management and leasing expenses                           66,637           61,562            41,589
  Operating costs, net of reimbursements                    67,726           49,338            88,873
                                                          --------         --------          --------
                                                           389,819          355,211           321,617
                                                          --------         --------          --------
Net income                                                $393,262         $400,261          $252,539
                                                          ========         ========          ========
Occupied percentage                                             91%              91%               86%
                                                          ========         ========          ========
Partnership ownership percentage                              32.3%            32.3%             32.3%
                                                          ========         ========          ========
Cash distributions to Partnership                         $211,576         $206,319          $118,839
                                                          ========         ========          ========
Net income allocated to the Partnership                   $127,238         $129,503          $ 79,268
                                                          ========         ========          ========

Rental income has increased in 1999 as compared to 1998 due to an increase in occupancy in late 1998. Depreciation, management and leasing expense and other operating expenses have also increased due to the increased occupancy, creating a slight decrease in net income. Common area maintenance billings to tenants were lower in 1999 as compared to 1998 by approximately $9,000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant. Since this property commenced operations in February 1997, comparable income and expense figures for 1997 are not available.

Tanglewood Commons incurred property taxes of $53,259 in 1999, $52,229 for 1998 and $58,466 for 1997, the first year of occupancy.

For comments on the general competitive conditions to which the property may be subject, see Item I, Business, page 2. For additional information on the tenants, etc., refer to Item 2, Properties, page 3.

               The TCI Building--Fund VIII-Fund IX Joint Venture

                                                              For the Year Ended December 31
                                                          ---------------------------------------
                                                            1999            1998           1997
                                                          --------        --------       --------
Revenues:
  Rental income                                           $455,178        $455,177       $455,177
  Interest income                                           25,995          32,194          6,607
  Other income                                                   0               0          4,479
                                                          --------        --------       --------
                                                           481,173         487,371        466,263
                                                          --------        --------       --------
Expenses:
  Depreciation                                             166,593         166,594        166,595
  Management and leasing expenses                           17,370          17,199         17,496
  Other operating expenses                                  10,044           9,236         10,082
                                                          --------        --------       --------
                                                           194,007         193,029        194,173
                                                          --------        --------       --------
Net income                                                $287,166        $294,342       $272,090
                                                          ========        ========       ========
Occupied percentage                                            100%            100%           100%
                                                          ========        ========       ========
Partnership ownership percentage                              54.8%           54.8%          50.1%
                                                          ========        ========       ========
Cash distribution to the Partnership                      $234,849        $235,051       $206,961
                                                          ========        ========       ========
Net income allocated to the Partnership                   $157,358        $158,794       $136,186
                                                          ========        ========       ========

Rental income and expenses remained constant. Total revenue increased in 1998 but decreased in 1999 due to fluctuations in interest income.

Net income and cash distribution allocated to the Partnership have increased in 1999 and 1998 as compared to 1997 due primarily to the Partnership's increased ownership in the Fund VIII-Fund IX Joint Venture. The Partnership's ownership increased due to additional funding by the Partnership.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

            The Matsushita Building/Fund VIII-Fund IX Joint Venture

                                                                         For the Year Ended
                                                                            December 31
                                                            ----------------------------------------
                                                              1999            1998            1997
                                                            --------        --------        --------
Revenues:
  Rental income                                             $657,513        $670,792        $644,240
  Interest income                                                  0               0           1,511
                                                            --------        --------        --------
                                                             657,513         670,792         645,751
                                                            --------        --------        --------
Expenses:
  Depreciation                                               215,670         215,669         215,670
  Management and leasing expenses                             24,902          26,050          30,872
  Other operating expenses                                     9,388          16,180           3,973
                                                            --------        --------        --------
                                                             249,960         257,899         250,515
                                                            --------        --------        --------
Net income                                                  $407,553        $412,893        $395,236
                                                            ========        ========        ========
Occupied percentage                                              100%            100%            100%
                                                            ========        ========        ========
Partnership ownership percentage                                54.8%           54.8%           50.1%
                                                            ========        ========        ========
Cash distributed to the Partnership                         $377,513        $358,857        $185,783
                                                            ========        ========        ========
Net income allocated to the Partnership                     $223,326        $222,754        $197,953
                                                            ========        ========        ========

Rental income decreased as compared to 1998, due primarily to an adjustment to straight-line rent in 1998. Other operating expenses have decreased for the year ended December 31, 1999 as compared to 1998 due primarily to a billing of 1998 common-area maintenance expenses to the tenant in 1999. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled in the following year and the difference billed to the tenants. Cash distributions and net income allocated to the Partnership have increased in 1999 due primarily to additional funding by the Partnership in January through March of 1998 which increased the Partnership percentage of ownership.

On March 15, 1999, Wells Operating Partnership, L.P. ("Wells OP") purchased an 8.8-acre tract of land located in Lake Forest, Orange County, California for a purchase price of $4,450,230. Wells OP entered into a development agreement for the construction of a two-story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita property. Wells OP entered into an office lease with Matsushita Avioncis Systems Corporation ("Matsushita Avionics"), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita property on its completion. Matsushita Avionics vacated its current space in January 2000.

Matsushita Avionics and the Fund VIII-Fund IX Joint Venture have entered into a lease and guaranty termination agreement dated February 18, 1999, pursuant to which Matsushita Avionics will vacate the existing building and be relieved of any of its obligations under the existing lease on the commencement date of the new Matsushita lease. In consideration for the Fund VIII-Fund IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-Fund IX Joint Venture would have received over the remaining term of the existing lease.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

           The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture

                                                                                         Ten Months
                                                              Year Ended                   Ended
                                                             December 31                December 31,
                                                       -------------------------
                                                         1999             1998              1997
                                                       --------         --------        ------------
Revenues:
  Rental income                                        $738,156         $738,156            584,373
  Interest income                                             0                0             21,402
                                                       --------         --------           --------
                                                        738,156          738,156            605,775
                                                       --------         --------           --------
Expenses:
  Depreciation                                          291,063          291,064            236,049
  Management and leasing expenses                        44,329           39,149             25,605
  Operating costs, net of reimbursements                (81,061)          62,038              5,330
                                                       --------         --------           --------
                                                        254,331          392,251            266,984
                                                       --------         --------           --------
Net income                                             $483,825         $345,905           $338,791
                                                       ========         ========           ========
Occupied percentage                                         100%             100%               100%
                                                       ========         ========           ========
Partnership ownership percentage                           54.8%            54.8%              50.1%
                                                       ========         ========           ========
Cash distributions to Partnership                      $390,372         $309,040           $234,721
                                                       ========         ========           ========
Net income allocated to the Partnership                $265,120         $185,782           $169,670
                                                       ========         ========           ========

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

Rental income, depreciation, and management and leasing fees remained relatively stable while other operating expenses decreased for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to an adjustment for common-area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenants. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999. Management fees reimbursed by the tenant are also included in other operating expenses.

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures are not available. The building incurred property taxes of $215,174 for 1999, $101,229 for 1998, and $44,623 for 1997, the first year of occupancy.

The Partnership's ownership in the Fund VIII-Fund IX-Joint Venture increased due to additional funding by the Partnership in 1998 on the US Cellular Building.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

           The US Cellular Building/Fund VIII-Fund IX Joint Venture

                                                                                           Seven Months
                                                                Year Ended                     Ended
                                                               December 31                 December 31,
                                                       ----------------------------
                                                          1999              1998              1997
                                                       ----------        ----------        ------------
Revenues:
  Rental income                                        $1,282,078        $1,282,076         $  519,542
                                                       ----------        ----------         ----------
Expenses:
  Depreciation                                            601,652           601,509            276,566
  Management and leasing expenses                         129,474           139,396             47,957
  Operating costs, net of reimbursements                   84,345          (118,009)            (8,883)
                                                       ----------        ----------         ----------
                                                          815,471           622,896            315,640
                                                       ----------        ----------         ----------
Net income                                             $  466,607        $  659,180         $  203,902
                                                       ==========        ==========         ==========
Occupied percentage                                           100%              100%                75%
                                                       ==========        ==========         ==========
Partnership ownership percentage                             54.8%             54.8%              50.1%
                                                       ==========        ==========         ==========
Cash distributions to Partnership                      $  569,345        $  647,955         $  191,778
                                                       ==========        ==========         ==========
Net income allocated to the Partnership                $  255,685        $  355,237         $  102,151
                                                       ==========        ==========         ==========

On June 17, 1996, the Fund VIII-Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses incurred by the Fund VIII-Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building was approximately $10,371,000. In June 1997, US Cellular, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. One additional tenant has occupied the remaining 25% of the building in 1998.

Net income decreased for the year ended December 31, 1999 as compared to 1998 due to a decrease in common-area maintenance reimbursements billed to tenants in 1999, due to overbilling of property tax in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. Since the US Cellular Building opened in June, 1997, comparative income and expenses figures are not available. The building incurred property taxes of $60,096 for 1999, $50,825 for 1998 and $93,865 for 1997, the first year of occupancy.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture increased due to additional funding by the Partnership in 1998 for tenant improvements.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

During its offering, which terminated on January 5, 1996 the Partnership raised a total of $32,042,689 in capital through the sale of 3,204,269 Units. No additional units will be sold by the Partnership. As of December 31, 1999, the Partnership incurred $6,087,744 in acquisition and advisory fees, selling commissions and organizational and offering expenses, a repurchase of 1,000 limited partnership units, and investment by the Partnership of $25,954,945 in Joint Ventures.

The Partnership's net cash (used in) provided by operating activities decreased to ($87,298) in 1999 as compared to ($63,946) in 1998 and $7,909 for 1997 due primarily to decreased interest income earned on funds held by the Partnership prior to investment in properties offset by changes in prepaid assets and due to affiliates. Net cash provided by investing activities of $2,558,623 in 1999 is primarily the result of distributions received from the joint ventures. Distribution to partners increased in 1997, 1998, and 1999. Net cash used in financing activities has increased due primarily to increased Partnership distributions.

The Partnership's distributions paid and payable through the fourth quarter of 1999 have been paid from net cash from operations. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B unitholders for 1999. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges ("CAM charges"), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000

The Partnership made the transition into the year 2000 without any information systems, business operations, or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                   PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

Wells Partners, L.P. is a private Georgia limited partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 56 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999:

            (A)                                      (B)                            (C)
    Name of Individual                   Capacities in Which Served                 Cash
    or Number in Group                      Form of Compensation                Compensation
-------------------------------       ---------------------------------     ---------------------
Wells Management Company, Inc.        Property Manager-Management                $238,682 (1)
                                      and Leasing Fees

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999 but not actually paid until January, 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 1999.

         (1)                    (2)                           (3)                         (4)
                         Name and Address of           Amount and Nature of
  Title of Class           Beneficial Owner            Beneficial Ownership          Percent of Class
-------------------  ---------------------------   ---------------------------    ----------------------
Class A units           Leo F. Wells, III             140.88 units (IRA, 401(k)      Less than 1%
                                                      Plan)

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1999.

Property Management and Leasing Fees

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

Wells Management Company, Inc. accrued $238,682 in cash compensation for the year ended December 31, 1999.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1999.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-25 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.  Financial statement Schedule III

       Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission for the year of 1999.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.



            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                                 Wells Real Estate Fund VIII, L.P.
                                 (Registrant)



                                 By:    /s/ Leo F. Wells, III
                                      ------------------------------------------
                                        Leo F. Wells, III
                                 Individual General Partner and as President and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

            Signature                            TITLE                          Date
--------------------------------   -------------------------------   ------------------------



/s/Leo F. Wells, III
--------------------------------
Leo F. Wells, III                  Individual General Partner,         March 27, 2000
                                   President and Sole Director of
                                   Wells Capital, Inc., the
                                   Corporate General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                 Financial Statements                                          Page
---------------------------------------------------------------------------------------      --------
Independent Auditors' Report                                                                    F2

Balance Sheets as of December 31, 1999 and 1998                                                 F3

Statements of Income for the Years ended December 31, 1999, 1998 and 1997                       F4

Statements of Partners' Capital for the Years Ended December 31, 1999, 1998 and 1997            F5

Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                   F6

Notes to Financial Statements for December 31, 1999, 1998 and 1997                              F7


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund VIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VIII, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                                ASSETS
                                                                              1999               1998
                                                                           -----------        -----------
INVESTMENT IN JOINT VENTURES                                               $24,323,418        $25,451,768

CASH AND CASH EQUIVALENTS                                                      100,902              8,792

DUE FROM AFFILIATES                                                            535,876            605,655

ORGANIZATION COSTS, less accumulated amortization of $31,250 in
  1999 and $25,000 in 1998                                                           0              6,250
                                                                           -----------        -----------
        Total assets                                                       $24,960,196        $26,072,465
                                                                           ===========        ===========

                                    LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Partnership distributions payable                                        $   614,277        $   591,948
                                                                           -----------        -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
   Class A--2,728,425 units and 2,674,584 units as of December 31,          23,341,878         23,113,046
    1999 and 1998, respectively
   Class B--474,844 units and 528,685 units as of December 31,
    1999 and 1998, respectively                                              1,004,041          2,367,471
                                                                           -----------        -----------
     Total partners' capital                                                24,345,919         25,480,517
                                                                           -----------        -----------
     Total liabilities and partners' capital                               $24,960,196        $26,072,465
                                                                           ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                               1999              1998              1997
                                                           -----------       -----------        ----------
REVENUES:
  Equity in income of joint ventures                       $ 1,360,494       $ 1,346,367        $1,034,907
  Interest income                                                    3            16,146           169,111
                                                           -----------       -----------        ----------
                                                             1,360,497         1,362,513         1,204,018
                                                           -----------       -----------        ----------
EXPENSES:
  Partnership administration                                    53,499            59,470            58,391
  Legal and accounting                                          23,016            15,355            27,592
  Amortization of organization costs                             6,250             6,250             6,250
  Other                                                         10,786            12,267             9,218
                                                           -----------       -----------        ----------
                                                                93,551            93,342           101,451
                                                           -----------       -----------        ----------
NET INCOME                                                 $ 1,266,946       $ 1,269,171        $1,102,567
                                                           ===========       ===========        ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS           $ 2,481,559       $ 2,431,246        $1,947,536
                                                           ===========       ===========        ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS             $(1,214,613)      $(1,162,075)       $ (844,969)
                                                           ===========       ===========        ==========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED
 PARTNER UNIT                                              $      0.91       $      0.91        $     0.73
                                                           ===========       ===========        ==========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED
 PARTNER UNIT                                              $     (2.47)      $     (2.12)       $    (1.50)
                                                           ===========       ===========        ==========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                                      $      0.88       $      0.86        $     0.62
                                                           ===========       ===========        ==========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                        Limited Partners                               Total
                                          ---------------------------------------------------------------------
                                                                Class A                         Class B               Partners'
                                                        -------------------------       -----------------------
                                          Original        Units          Amount          Units         Amount         Capital
                                          --------      ---------     -----------       -------     -----------     ------------
BALANCE, December 31, 1996                 $ 100        2,622,636     $22,367,784       581,633     $ 4,662,896     $27,030,780

  Net income (loss)                            0                0       1,947,536             0        (844,969)      1,102,567
  Partnership distributions                    0                0      (1,633,767)            0               0      (1,633,767)
  Class B conversion elections                 0           22,044         155,310       (22,044)       (155,310)              0
  Return of capital                         (100)          (1,000)         (8,500)            0               0          (8,600)
                                           -----        ---------     -----------       -------     -----------     -----------
BALANCE, December 31, 1997                     0        2,643,680      22,828,363       559,589       3,662,617      26,490,980

  Net income (loss)                            0                0       2,431,246             0      (1,162,075)      1,269,171
  Partnership distributions                    0                0      (2,279,634)            0               0      (2,279,634)
  Class B conversion elections                 0           30,904         133,071       (30,904)       (133,071)              0
                                           -----        ---------     -----------       -------     -----------     -----------
BALANCE, December 31, 1998                     0        2,674,584      23,113,046       528,685       2,367,471      25,480,517

  Net income (loss)                            0                0       2,481,559             0      (1,214,613)      1,266,946
  Partnership distributions                    0                0      (2,401,544)            0               0      (2,401,544)
  Class B conversion elections                 0           53,841         148,817       (53,841)       (148,817)              0
                                           -----        ---------     -----------       -------     -----------     -----------
BALANCE, December 31, 1999                 $   0        2,728,425     $23,341,878       474,844     $ 1,004,041     $24,345,919
                                           =====        =========     ===========       =======     ===========     ===========

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                1999          1998          1997
                                                                            -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 1,266,946   $ 1,269,171   $  1,102,567
                                                                            -----------   -----------   ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures                                           (1,360,494)   (1,346,367)    (1,034,907)
Amortization of organization costs                                                6,250         6,250          6,250
Changes in assets and liabilities:
           Prepaid expenses and other assets                                          0         7,000         92,000
           Accounts payable and accrued expenses                                      0             0         (5,500)
           Due to affiliates, net of deferred offering costs                          0             0       (152,501)
                                                                            -----------   -----------   ------------
Total adjustments                                                            (1,354,244)   (1,333,117)    (1,094,658)
                                                                            -----------   -----------   ------------
Net cash (used in) provided by operating activities                             (87,298)      (63,946)         7,909
                                                                            -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint ventures                                                        0      (694,758)   (10,675,811)
  Purchase of joint venture interest                                                  0    (1,156,101)             0
  Distributions received from joint ventures                                  2,558,623     2,293,504      1,229,282
                                                                            -----------   -----------   ------------
Net cash provided by (used in) investing activities                           2,558,623       442,645     (9,446,529)
                                                                            -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                        (2,379,215)   (2,218,400)    (1,420,506)
  Return of capital                                                                   0             0         (8,600)
                                                                            -----------   -----------   ------------
Net cash used in financing activities                                        (2,379,215)   (2,218,400)    (1,429,106)
                                                                            -----------   -----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             92,110    (1,839,701)   (10,867,726)

CASH AND CASH EQUIVALENTS, beginning of year                                      8,792     1,848,493     12,716,219
                                                                            -----------   -----------   ------------
CASH AND CASH EQUIVALENTS, end of year                                      $   100,902   $     8,792   $  1,848,493
                                                                            ===========   ===========   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Deferred project costs contributed to joint ventures                        $         0   $   103,318   $    593,983
                                                                            ===========   ===========   ============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

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

     The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 1999 and 1998 represents the Partnership's share of cash distributed from its joint venture investments for the fourth quarters of 1999 and 1998:

                                                          1999         1998
                                                        --------     -------
          Fund VI, VII, and VIII Associates            $ 82,364     $121,231
          Fund VII and VIII Associates                   84,460      120,024
          Fund VIII and IX Associates                   369,052      364,400
                                                       --------     --------
                                                       $535,876     $605,655
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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $238,682, $200,145, and $164,662 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

     Wells Capital, Inc. (the "Company") performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                          1999                           1998
                                                  ----------------------      ------------------------
                                                     Amount      Percent         Amount        Percent
                                                  -----------    -------      -----------      -------
     Fund VI, VII, and VIII Associates            $ 5,251,652       33%       $ 5,491,347         32%
     Fund VII and VIII Associates                   3,790,050       63          4,008,114         63
     Fund VIII and IX Associates                   15,281,716       55         15,952,307         55
                                                  -----------                 -----------
                                                  $24,323,418                 $25,451,768
                                                  ===========                 ===========

     The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1999 and 1998:

                                                                         1999             1998
                                                                     -----------      -----------
     Investment in joint ventures, beginning of year                 $25,451,768      $24,501,876
     Equity in income of joint ventures                                1,360,494        1,346,367
     Contributions to joint ventures                                           0          798,076
     Purchases of joint venture interest                                       0        1,156,101
     Distributions from joint ventures                                (2,488,844)      (2,350,652)
                                                                     -----------      -----------
     Investment in joint ventures, end of year                       $24,323,418      $25,451,768
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

     During 1996, Fund VI and Fund VII each withdrew $500,000 from the joint venture in order to contribute needed funds to Fund II, III, VI, and VII Associates. In addition, deferred project costs related to Fund VI and Fund VII of $23,160 and $21,739, respectively, were unapplied when the contributions were withdrawn. During 1996, the Partnership made an additional contribution of $2,815,965, which included $115,965 of deferred project costs that were applied. Ownership percentages were recomputed accordingly.

Following are the financial statements for Fund VI, VII, and VIII Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                           Assets
                                                                               1999               1998
                                                                           -----------        -----------
Real estate assets, at cost:
  Land                                                                     $ 4,461,819        $ 4,461,819
  Building and improvements, less accumulated depreciation of
   $2,315,750 in 1999 and $1,613,865 in 1998                                10,657,052         11,276,322
  Construction in progress                                                           0             17,866
                                                                           -----------        -----------
       Total real estate assets                                             15,118,871         15,756,007
Cash and cash equivalents                                                      736,202            800,321
Accounts receivable                                                            255,221            183,952
Prepaid expenses and other assets                                              545,816            633,589
                                                                           -----------        -----------
       Total assets                                                        $16,656,110        $17,373,869
                                                                           ===========        ===========
                               Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                         $    84,159        $    52,026
  Partnership distributions payable                                            324,100            339,696
  Due to affiliates                                                             16,281              9,735
                                                                           -----------        -----------
       Total liabilities                                                       424,540            401,457
                                                                           -----------        -----------
Partners' capital:
  Wells Real Estate Fund VI                                                  5,559,369          5,813,110
  Wells Real Estate Fund VII                                                 5,420,549          5,667,955
  Wells Real Estate Fund VIII                                                5,251,652          5,491,347
                                                                           -----------        -----------
       Total partners' capital                                              16,231,570         16,972,412
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $16,656,110        $17,373,869
                                                                           ===========        ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                               1999             1998             1997
                                                            ----------       ----------       ----------
Revenues:
  Rental income                                             $2,294,016       $2,258,971       $2,087,588
  Interest income                                               14,937           25,416           19,464
  Other income                                                     360            9,373              360
                                                            ----------       ----------       ----------
                                                             2,309,313        2,293,760        2,107,412
                                                            ----------       ----------       ----------
Expenses:
  Depreciation                                                 701,885          688,759          634,699
  Operating costs, net of reimbursements                       444,156          451,299          460,873
  Management and leasing fees                                  259,352          251,587          232,765
  Legal and accounting                                          10,286            9,205           15,934
  Partnership administration                                    27,804           25,109           27,180
  Computer costs                                                 1,043              128                0
                                                            ----------       ----------       ----------
                                                             1,444,526        1,426,087        1,371,451
                                                            ----------       ----------       ----------
Net income                                                  $  864,787       $  867,673       $  735,961
                                                            ==========       ==========       ==========
Net income allocated to Wells Real Estate Fund VI           $  296,193       $  297,181       $  258,122
                                                            ==========       ==========       ==========
Net income allocated to Wells Real Estate Fund VII          $  288,796       $  289,760       $  251,676
                                                            ==========       ==========       ==========
Net income allocated to Wells Real Estate Fund VIII         $  279,798       $  280,732       $  226,163
                                                            ==========       ==========       ==========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                     Wells Real       Wells Real        Wells Real          Total
                                       Estate           Estate            Estate          Partners'
                                       Fund VI         Fund VII         Fund VIII         Capital
                                      ----------       ----------       ----------       -----------
Balance, December 31, 1996            $6,268,458       $6,111,934       $4,849,380       $17,229,772
  Net income                             258,122          251,676          226,163           735,961
  Partnership contributions                    0                0        1,055,900         1,055,900
  Partnership distributions             (468,498)        (456,800)        (408,682)       (1,333,980)
                                      ----------       ----------       ----------       -----------
Balance, December 31, 1997             6,058,082        5,906,810        5,722,761        17,687,653
  Net income                             297,181          289,760          280,732           867,673
  Partnership distributions             (542,153)        (528,615)        (512,146)       (1,582,914)
                                      ----------       ----------       ----------       -----------
Balance, December 31, 1998             5,813,110        5,667,955        5,491,347        16,972,412
  Net income                             296,193          288,796          279,798           864,787
  Partnership distributions             (549,934)        (536,202)        (519,493)       (1,605,629)
                                      ----------       ----------       ----------       -----------
Balance, December 31, 1999            $5,559,369       $5,420,549       $5,251,652       $16,231,570
                                      ==========       ==========       ==========       ===========

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                   1999          1998          1997
                                                                               -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                                                   $   864,787   $   867,673   $   735,961
                                                                               -----------   -----------   -----------
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                              701,885       688,759       634,699
         Changes in assets and liabilities:
           Accounts receivable                                                     (71,269)      (79,931)      (76,170)
           Prepaid expenses and other assets                                        87,773        79,225       (21,073)
           Accounts payable                                                         32,133         6,234         8,312
           Due to affiliates                                                         6,546         4,558         3,622
                                                                               -----------   -----------   -----------
              Total adjustments                                                    757,068       698,845       549,390
                                                                               -----------   -----------   -----------
              Net cash provided by operating activities                          1,621,855     1,566,518     1,285,351
                                                                               -----------   -----------   -----------
Cash flows from investing activities:
  Decrease in construction payables                                                      0       (55,000)     (110,795)
  Investment in real estate                                                        (64,749)     (140,590)     (828,992)
                                                                               -----------   -----------   -----------
              Net cash used in investing activities                                (64,749)     (195,590)     (939,787)
                                                                               -----------   -----------   -----------
Cash flows from financing activities:
  Contributions received from joint venture partners                                     0             0     1,000,000
  Distributions to joint venture partners                                       (1,621,225)   (1,629,608)   (1,216,246)
                                                                               -----------   -----------   -----------
              Net cash used in financing activities                             (1,621,225)   (1,629,608)     (216,246)
                                                                               -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents                               (64,119)     (258,680)      129,318
Cash and cash equivalents, beginning of year                                       800,321     1,059,001       929,683
                                                                               -----------   -----------   -----------
Cash and cash equivalents, end of year                                         $   736,202   $   800,321   $ 1,059,001
                                                                               ===========   ===========   ===========
Supplemental disclosure of noncash items:
  Deferred project costs contributed to joint venture                          $         0   $         0   $    55,900
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

The following are the financial statements for Fund VII and VIII Associates:

                          Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
  Land                                                                      $  822,320       $  882,320
  Building and improvements, less accumulated depreciation of
   $1,056,143 in 1999 and $735,803 in 1998                                   4,864,790        5,119,836
  Personal property, less accumulated depreciation of $116,671 in 1999
   and $89,365 in 1998                                                         181,212          208,518
                                                                            ----------       ----------
       Total real estate assets                                              5,868,322        6,210,674
Cash and cash equivalents                                                       68,008          124,696
  Accounts receivable                                                          111,285           48,581
  Prepaid expenses and other assets                                             90,350          104,269
                                                                            ----------       ----------
        Total assets                                                        $6,137,965       $6,488,220
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                          $   20,761       $   24,468
  Due to affiliates                                                              2,227            1,500
  Partnership distributions payable                                            133,324          136,377
                                                                            ----------       ----------
     Total liabilities                                                         156,312          162,345
                                                                            ----------       ----------
Partners' capital:
  Wells Real Estate Fund VII                                                 2,191,603        2,317,761
  Wells Real Estate Fund VIII                                                3,790,050        4,008,114
                                                                            ----------       ----------
     Total partners' capital                                                 5,981,653        6,325,875
                                                                            ----------       ----------
     Total liabilities and partners' capital                                $6,137,965       $6,488,220
                                                                            ==========       ==========

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                    1999             1998            1997
                                                                  --------         --------        --------
Revenues:
  Rental income                                                   $769,052         $685,637        $637,692
  Other income                                                         300                0             180
                                                                  --------         --------        --------
                                                                   769,352          685,637         637,872
                                                                  --------         --------        --------
Expenses:
  Depreciation                                                     347,646          295,708         262,106
  Management and leasing fees                                      124,040           93,519          90,087
  Legal and accounting                                              13,952            9,450           9,973
  Partnership administration                                        29,182           26,095          24,830
  Computer costs                                                         0                0             107
  Operating costs, net of reimbursements                           (28,354)          34,084         (76,060)
                                                                  --------         --------        --------
                                                                   486,466          458,856         311,043
                                                                  --------         --------        --------
Net income                                                        $282,886         $226,781        $326,829
                                                                  ========         ========        ========
Net income allocated to Wells Real Estate Fund VII                $103,681         $ 83,713        $124,045
                                                                  ========         ========        ========
Net income allocated to Wells Real Estate Fund VIII               $179,205         $143,068        $202,784
                                                                  ========         ========        ========

                         Fund VII And VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                              Wells Real        Wells Real         Total
                                                Estate            Estate         Partners'
                                               Fund VII         Fund VIII         Capital
                                               ----------        ----------      ----------
Balance, December 31, 1996                     $2,474,474        $4,032,669      $6,507,143
  Net income                                      124,045           202,784         326,829
  Partnership distributions                      (221,701)         (362,431)       (584,132)
                                               ----------        ----------      ----------
Balance, December 31, 1997                      2,376,818         3,873,022       6,249,840
  Net income                                       83,713           143,068         226,781
  Partnership contributions                        25,800           279,626         305,426
  Partnership distributions                      (168,570)         (287,602)       (456,172)
                                               ----------        ----------      ----------
Balance, December 31, 1998                      2,317,761         4,008,114       6,325,875
  Net income                                      103,681           179,205         282,886
  Partnership distributions                      (229,839)         (397,269)       (627,108)
                                               ----------        ----------      ----------
Balance, December 31, 1999                     $2,191,603        $3,790,050      $5,981,653
                                               ==========        ==========      ==========

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999              1998              1997
                                                                         ---------         ---------         ---------
Cash flows from operating activities:
  Net income                                                             $ 282,886         $ 226,781         $ 326,829
                                                                         ---------         ---------         ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                         347,646           295,708           262,106
      Changes in assets and liabilities:
         Accounts receivable                                               (62,704)          (34,183)          (14,398)
         Prepaid expenses and other assets                                  13,919           (26,375)           (5,931)
         Accounts payable                                                   (3,707)           (2,485)          (24,340)
         Due to affiliates                                                     727               656               844
                                                                         ---------         ---------         ---------
               Total adjustments                                           295,881           233,321           218,281
                                                                         ---------         ---------         ---------
               Net cash provided by operating activities                   578,767           460,102           545,110
                                                                         ---------         ---------         ---------
Cash flows from investing activities:
  Investment in real estate                                                 (5,294)         (406,380)           (6,016)
                                                                         ---------         ---------         ---------
Cash flows from financing activities:
  Contributions from partners                                                    0           293,511                 0
  Distributions to joint venture partners                                 (630,161)         (460,759)         (549,304)
                                                                         ---------         ---------         ---------
               Net cash used in financing activities                      (630,161)         (167,248)         (549,304)
                                                                         ---------         ---------         ---------
Net decrease in cash and cash equivalents                                  (56,688)         (113,526)          (10,210)
Cash and cash equivalents, beginning of year                               124,696           238,222           248,432
                                                                         ---------         ---------         ---------
Cash and cash equivalents, end of year                                   $  68,008         $ 124,696         $ 238,222
                                                                         =========         =========         =========
Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture                    $       0         $  11,915         $       0
                                                                         =========         =========         =========

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

Following are the financial statements for Fund VIII and IX Associates:

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets
                                                                              1999               1998
                                                                           -----------        -----------
Real estate assets, at cost:
  Land                                                                     $ 4,724,579        $ 4,724,579
  Building and improvements, less accumulated depreciation of
   $3,495,138 in 1999 and $2,220,160 in 1998                                22,416,032         23,687,510
                                                                           -----------        -----------
       Total real estate assets                                             27,140,611         28,412,089
Cash and cash equivalents                                                      866,510            907,778
Accounts receivable                                                            691,752            504,608
Prepaid expenses and other assets                                              176,723            209,329
                                                                           -----------        -----------
       Total assets                                                        $28,875,596        $30,033,804
                                                                           ===========        ===========

                       Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                         $   283,548        $   189,141
  Due to affiliates                                                             30,547             26,627
  Partnership distributions payable                                            673,493            706,250
                                                                           -----------        -----------
       Total liabilities                                                       987,588            922,018
                                                                           -----------        -----------
Partners' capital:
  Wells Real Estate Fund VIII                                               15,281,716         15,952,307
  Wells Real Estate Fund IX                                                 12,606,292         13,159,479
                                                                           -----------        -----------
       Total partners' capital                                              27,888,008         29,111,786
                                                                           -----------        -----------
       Total liabilities and partners' capital                             $28,875,596        $30,033,804
                                                                           ===========        ===========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                               1999              1998              1997
                                                            ----------        ----------        ----------
Revenues:
  Rental income                                             $3,132,925        $3,146,201        $2,203,332
  Interest income                                               25,995            32,194            29,520
  Other income                                                       0                 0             4,479
                                                            ----------        ----------        ----------
                                                             3,158,920         3,178,395         2,237,331
                                                            ----------        ----------        ----------
Expenses:
  Depreciation                                               1,274,978         1,274,836           894,880
  Management and leasing fees                                  216,075           221,794           121,930
  Property administration expenses                              30,249            29,299            21,006
  Legal and accounting                                          15,632            22,806            13,602
  Operating costs, net of reimbursements                       (23,165)          (82,660)          (24,106)
                                                            ----------        ----------        ----------
                                                             1,513,769         1,466,075         1,027,312
                                                            ----------        ----------        ----------
Net income                                                  $1,645,151        $1,712,320        $1,210,019
                                                            ==========        ==========        ==========
Net income allocated to Wells Real Estate Fund VIII         $  901,489        $  922,567        $  605,960
                                                            ==========        ==========        ==========
Net income allocated to Wells Real Estate Fund IX           $  743,662        $  789,753        $  604,059
                                                            ==========        ==========        ==========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                     Wells Real        Wells Real          Total
                                                       Estate            Estate          Partners'
                                                     Fund VIII          Fund IX           Capital
                                                    -----------       -----------       -----------
Balance, December 31, 1996                          $ 4,905,482       $ 4,929,728       $ 9,835,210
  Net income                                            605,960           604,059         1,210,019
  Partnership contributions                          10,213,894        10,132,043        20,345,937
  Partnership distributions                            (819,243)         (816,705)       (1,635,948)
                                                    -----------       -----------       -----------
Balance, December 31, 1997                           14,906,093        14,849,125        29,755,218
  Net income                                            922,567           789,753         1,712,320
  Transfer of joint venture interest                  1,156,101        (1,156,101)                0
  Partnership contributions                             518,450                 0           518,450
  Partnership distributions                          (1,550,904)       (1,323,298)       (2,874,202)
                                                    -----------       -----------       -----------
Balance, December 31, 1998                           15,952,307        13,159,479        29,111,786
  Net income                                            901,489           743,662         1,645,151
  Partnership distributions                          (1,572,080)       (1,296,849)       (2,868,929)
                                                    -----------       -----------       -----------
Balance, December 31, 1999                          $15,281,716       $12,606,292       $27,888,008
                                                    ===========       ===========       ===========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                  1999          1998          1997
                                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net income                                                                  $ 1,645,151   $ 1,712,320   $  1,210,019
                                                                              -----------   -----------   ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                           1,274,978     1,274,836        894,880
         Changes in assets and liabilities:
           Accounts receivable                                                   (187,144)     (115,261)      (381,858)
           Prepaid expenses and other assets                                       32,606        28,381       (237,710)
           Accounts payable                                                        94,407        49,288        115,507
           Due to affiliates                                                        3,920         6,228         20,399
                                                                              -----------   -----------   ------------
             Total adjustments                                                  1,218,767     1,243,472        411,218
                                                                              -----------   -----------   ------------
             Net cash provided by operating activities                          2,863,918     2,955,792      1,621,237
                                                                              -----------   -----------   ------------
Cash flows from investing activities:
  Decrease in construction payables                                                     0      (248,870)      (335,406)
  Investment in real estate                                                        (3,500)     (534,944)   (19,131,612)
                                                                              -----------   -----------   ------------
             Net cash used in investing activities                                 (3,500)     (783,814)   (19,467,018)
                                                                              -----------   -----------   ------------
Cash flows from financing activities:
  Contributions from joint venture partners                                             0       486,098     19,316,193
  Distributions to joint venture partners                                      (2,901,686)   (2,838,736)    (1,057,327)
                                                                              -----------   -----------   ------------
             Net cash (used in) provided by financing activities               (2,901,686)   (2,352,638)    18,258,866
                                                                              -----------   -----------   ------------
Net (decrease) increase in cash and cash equivalents                              (41,268)     (180,660)       413,085
Cash and cash equivalents, beginning of year                                      907,778     1,088,438        675,353
                                                                              -----------   -----------   ------------
Cash and cash equivalents, end of year                                        $   866,510   $   907,778   $  1,088,438
                                                                              ===========   ===========   ============
Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture                         $         0   $    32,352   $  1,029,744
                                                                              ===========   ===========   ============

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                         1999              1998              1997
                                                                      ----------        -----------       ----------
     Financial statement net income                                   $1,266,946        $1,269,171        $1,102,567
     Increase (decrease) in net income resulting from:
       Depreciation expense for financial reporting purposes
        in excess of amounts for income tax purposes                     494,088           486,066           332,046
       Expenses deductible when paid for income tax
        purposes, accrued for financial reporting purposes                 4,682             5,249            12,319
       Rental income accrued for financial reporting
        purposes in excess of amounts for income tax purposes            (75,301)          (59,723)         (215,837)
       Other                                                             (17,571)          (17,571)          (17,571)
                                                                      ----------        -----------       ----------
     Income tax basis net income                                      $1,672,844        $1,683,192        $1,213,524
                                                                      ==========        ==========        ==========

     The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                                           1999                1998                1997
                                                                        -----------         -----------         -----------
     Financial statement partners' capital                              $24,345,919         $25,480,517         $26,490,980
     Increase (decrease) in partners' capital resulting from:
        Depreciation expense for financial reporting purposes in
         excess of amounts for income tax purposes                        1,415,213             921,125             435,059
        Capitalization of syndication costs for income tax
         purposes, which are accounted for as cost of capital for
         financial reporting purposes                                     4,774,787           4,774,787           4,774,787
        Accumulated expenses deductible when paid for income tax
         purposes, accrued for financial reporting purposes                 110,941             106,259             101,010
        Accumulated rental income accrued for financial reporting
         purposes in excess of amounts for income tax purposes             (358,224)           (282,923)           (223,200)
        Partnership's distributions payable                                 614,277             591,948             530,714
        Other                                                              (115,003)            (97,433)            (40,503)
                                                                        -----------         -----------         -----------
     Income tax basis partners' capital                                 $30,787,910         $31,494,280         $32,068,847
                                                                        ===========         ===========         ===========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
               2000                                             $ 2,893,536
               2001                                               2,871,246
               2002                                               2,907,529
               2003                                               2,612,350
               2004                                               2,185,506
               Thereafter                                         9,254,966
                                                                -----------
                                                                $22,725,133
                                                                ===========

     Three tenants contributed approximately 19%, 15%, and 14% of rental income. In addition, five tenants will contribute approximately 22%, 17%, 13%, 13%, and 10% of future minimum rental income.

     The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
               2000                                             $ 2,239,045
               2001                                               2,126,978
               2002                                               1,972,479
               2003                                               1,912,574
               2004                                               1,763,419
               Thereafter                                         8,130,020
                                                                -----------
                                                                $18,144,515
                                                                ===========

     Three tenants contributed approximately 46%, 23%, and 16% of rental income for the year ended December 31, 1999. In addition, two tenants will contribute approximately 51% and 39% of future minimum rental income.

     The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
               2000                                             $  780,472
               2001                                                784,375
               2002                                                792,225
               2003                                                745,862
               2004                                                641,683
               Thereafter                                          652,172
                                                                ----------
                                                                $4,396,789
                                                                ==========

     Two tenants contributed approximately 69% and 13% of rental income for the year ended December 31, 1999. In addition, two tenants will contribute approximately 71% and 16% of future minimum rental income.

The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of December 31, 1999 is as follows:

               Year ending December 31:
                 2000                                           $ 3,056,160
                 2001                                             3,077,130
                 2002                                             3,225,470
                 2003                                             2,775,782
                 2004                                             2,205,354
                 Thereafter                                      11,335,317
                                                                -----------
                                                                $25,675,213
                                                                ===========

     Five tenants contributed approximately 29%, 23%, 21%, 14%, and 10% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 36%, 28%, 21%, and 11% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                         1999 Quarters Ended
                                                   -------------------------------------------------------------
                                                    March 31        June 30       September 30       December 31
                                                   ---------       ---------      ------------       -----------
Revenues                                           $ 331,087       $ 414,858        $ 331,740          $ 282,812
Net income                                           298,240         388,525          316,224            263,957
Net income allocated to Class A limited              597,680         688,038          614,272            581,569
 partners
Net loss allocated to Class B limited               (299,440)       (299,513)        (298,048)          (317,612)
 partners
Net income per weighted average Class A
 limited partner unit outstanding                  $    0.22       $    0.25        $    0.23          $    0.21
Net loss per weighted average Class B
 limited partner unit outstanding (a)                  (0.60)          (0.62)           (0.60)             (0.67)
Cash distribution per weighted average Class
 A limited partner unit outstanding                     0.22            0.22             0.23               0.21

     (a) The totals of the four quarterly amounts for the year ended December 31, 1999 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                            1998 Quarters Ended
                                                      ------------------------------------------------------------
                                                      March 31        June 30         September 30     December 31
                                                      ---------       ---------       ------------     -----------
Revenues                                              $ 344,289       $ 333,626        $ 288,804        $ 395,794
Net income                                              327,696         304,015          265,995          371,465
Net income allocated to Class A limited                 591,940         610,559          592,469          636,278
 partners
Net loss allocated to Class B limited partners         (264,244)       (306,544)        (326,474)        (264,813)
Net income per weighted average Class A               $    0.22       $    0.23        $    0.22        $    0.24
 limited partner unit
Net loss per weighted average Class B limited             (0.47)          (0.55)           (0.60)           (0.50)
 partner unit
Cash distribution per weighted average Class               0.21            0.21             0.22             0.22
 A limited partner unit

7.   COMMITMENTS AND CONTINGENCIES

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

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                                    Initial Cost
                                                                             --------------------------
                                                                                                             Costs of
                                                                                          Buildings and     Capitalized
                     Description               Ownership     Encumbrances       Land      Improvements     Improvements
--------------------------------------------  -----------   --------------   ----------  --------------   --------------
BELLSOUTH PROPERTY (a)                            32            None         $1,244,256    $          0    $   7,425,154

TANGLEWOOD COMMONS (b)                            32            None          3,020,040               0        5,745,172

GAINESVILLE PROPERTY (c)                          63            None            222,627               0        5,094,425

HANNOVER PROPERTY (d)                             63            None            512,001         869,037          337,752

TCI-DALLAS PROPERTY (e)                           55            None            650,000               0        4,016,866

U.S. CELLULAR PROPERTY (f)                        55            None            833,942               0       10,055,562

MATSUSHITA PROPERTY (g)                           55            None          2,108,304       5,120,835          383,994

CIRRUS LOGIC PROPERTY (h)                         55            None            881,840       6,182,710          402,096
                                                                             ----------  --------------   --------------
     Total                                                                   $9,473,010   $  12,172,582    $  33,460,621
                                                                             ==========   =============    =============

                                               Gross Amount at Which Carried at December 31, 1999
                                             ------------------------------------------------------
                                                          Buildings and   Construction               Accumulated      Date of
                  Description                   Land      Improvements    in Progress     Total      Depreciation   Construction
-------------------------------------------- ----------- --------------- ------------- ------------ -------------- --------------
BELLSOUTH PROPERTY (a)                       $ 1,301,890  $    7,367,520  $          0 $  8,669,410   $  1,624,828      1996

TANGLEWOOD COMMONS (b)                         3,159,928       5,605,284             0    8,765,212        690,922      1997

GAINESVILLE PROPERTY (c)                         288,058       5,028,994             0    5,317,052        968,910      1995

HANNOVER PROPERTY (d)                            534,262       1,184,528             0    1,718,790        203,159      1996

TCI-DALLAS PROPERTY (e)                          677,914       3,988,952             0    4,666,866        550,226      1996

U.S. CELLULAR PROPERTY (f)                       896,698       9,992,806             0   10,889,504      1,479,727      1997

MATSUSHITA PROPERTY (g)                        2,220,993       5,391,740             0    7,612,733        647,009      1997

CIRRUS LOGIC PROPERTY (h)                        928,974       6,537,672             0    7,466,646        818,176      1997
     Total                                   ----------- --------------- ------------- ------------ --------------
                                             $10,008,717 $    43,097,496 $           0 $ 55,106,213 $    6,982,957
                                             =========== =============== ============= ============ ==============


                                                              Life on Which
                                                   Date        Depreciation
                  Description                    Acquired     Is Computed (i)
--------------------------------------------    ----------  -------------------
BELLSOUTH PROPERTY (a)                           04/25/95      20 to 25 years

TANGLEWOOD COMMONS (b)                           05/31/95      20 to 25 years

GAINESVILLE PROPERTY (c)                         01/20/95      20 to 25 years

HANNOVER PROPERTY (d)                            01/16/95      20 to 25 years

TCI-DALLAS PROPERTY (e)                          10/10/96      20 to 25 years

U.S. CELLULAR PROPERTY (f)                       06/17/96      20 to 25 years

MATSUSHITA PROPERTY (g)                          01/10/97      20 to 25 years

CIRRUS LOGIC PROPERTY (h)                        02/20/97      20 to 25 years
     Total

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

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                             Accumulated
                                                  Cost       Depreciation
                                            --------------  --------------

BALANCE AT DECEMBER 31, 1996                $   32,859,516  $      608,204

1997 additions                                  21,052,266       1,791,686
                                            --------------  --------------
BALANCE AT DECEMBER 31, 1997                    53,911,782       2,399,890

1998 additions                                   1,126,182       2,259,303
                                            --------------  --------------
BALANCE AT DECEMBER 31, 1998                    55,037,964       4,659,193

1999 additions                                      68,249       2,323,764
                                            --------------  --------------
BALANCE AT DECEMBER 31, 1999                $   55,106,213  $    6,982,957
                                            ==============  ==============

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

Exhibit
Number    Description of Document
------    -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund VIII, L.P., File No. 33-83852)

*10(a) Management Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(b) Leasing and Tenant Coordinating Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(c) Custodial Agency Agreement dated November 15, 1994, between Wells Real Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10(d) Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(e) Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(f) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(g) Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(h) Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(i) First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(j) Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(k) Development Agreement between Wells Real Estate Fund VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(l) Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(m) Architect's Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n) Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(o) Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(p) Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(q) Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(r) Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(s) Architect's Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(t) First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(u) Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(v) Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(w) Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post- Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(x) First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(y) Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit 10(oo) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10(z) Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(aa) Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(bb) Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(cc) Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(dd) Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ee) First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ff) Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(gg) Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(hh) Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(ii) Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10 (ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(jj) Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10 (jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(kk) Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10 (kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(ll) Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10 (ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(mm) Agreement for the Purchase and Sale of Property with Orix Prime West Bloomfield II Venture dated February 5, 1997 (Exhibit 10 (mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(nn) Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10 (nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(oo) Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)