Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2000-05-12
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   form 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  March 31, 2000            or
                                -----------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                               _________________________    ____________________

Commission file number                0-27888
                       ----------------------------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Georgia                                   58-2126618
--------------------------------------     -------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                          Number)


   6200 The Corners Pkwy., Norcross,
              Georgia                                    30092
--------------------------------------     -------------------------------------
(Address of principal executive                       (Zip Code)
          offices)

Registrant's telephone number, including area code     (770) 449-7800
                                                   -----------------------------

--------------------------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X                    No _________
               -----------

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                         Page No.
                                                                                                        ----------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets--March 31, 2000 and December 31, 1999                                             3

             Statements of Income for the Three Months Ended March 31, 2000
                 and 1999                                                                                     4

             Statements of Partners' Capital for the Year Ended December 31, 1999 and the Three
                 Months Ended March 31, 2000                                                                  5

             Statements of Cash Flows for the Three Months Ended March 31, 2000
                 and 1999                                                                                     6

             Condensed Notes to Financial Statements                                                          7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                       8

PART II.  OTHER INFORMATION                                                                                  18

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                                    March 31,         December 31,
                                                                                      2000                1999
                                                                                  -------------      -------------
ASSETS:
    Investment in joint ventures (Note 2)                                         $  24,044,170      $  24,323,418
    Cash and cash equivalents                                                            19,167            100,902
    Due from affiliates                                                                 630,184            535,876
                                                                                  -------------      -------------
                 Total assets                                                     $  24,693,521      $  24,960,196
                                                                                  =============      =============
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Partnership distributions payable                                          $     626,851      $     614,277
                                                                                  -------------      -------------
    Partners' capital:
       Limited partners:
           Class A--2,731,575 units and 2,728,425 units as of March 31,
              2000 and December 31, 1999, respectively                               23,340,718         23,341,878
           Class B--471,694 units and 474,844 units as of March 31, 2000
              and December 31, 1999, respectively                                       725,952          1,004,041
                                                                                  -------------      -------------
                 Total partners' capital                                             24,066,670         24,345,919
                                                                                  -------------      -------------
                 Total liabilities and partners' capital                          $  24,693,521      $  24,960,196
                                                                                  =============      =============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                                                           Three Months Ended
                                                                                       March 31,        March 31,
                                                                                     --------------   --------------
                                                                                          2000            1999
REVENUES:
    Equity earnings of joint ventures (Note 2)                                           $ 370,936       $ 331,087
    Interest income                                                                              1               0
                                                                                     -------------    ------------
                                                                                           370,937         331,087
                                                                                     -------------    ------------
EXPENSES:
    Legal and accounting                                                                    12,750           9,532
    Computer costs                                                                           3,067           2,435
    Partnership administration                                                              10,462          19,318
    Amortization of organization costs                                                           0           1,562
                                                                                     -------------    ------------
                                                                                            26,279          32,847
                                                                                     -------------    ------------
NET INCOME                                                                               $ 344,658       $ 298,240
                                                                                     =============    ============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                         $ 616,086       $ 597,680
                                                                                     =============    ============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                           $(271,428)      $(299,440)
                                                                                     =============    ============

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                             $    0.23       $    0.22
                                                                                     =============    ============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                               $   (0.58)      $   (0.60)
                                                                                     =============    ============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                       $    0.23       $    0.21
                                                                                     =============    ============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                   AND THE THREE MONTHS ENDED MARCH 31, 2000

                                                   Limited Partners                                      Total
                                  ---------------------------------------------------
                                           Class A                     Class B            General      Partners'
                                  -------------------------   -----------------------
                                    Units         Amounts       Units       Amounts      Partners       Capital
                                  ---------     -----------   ---------   -----------   ---------     -----------
BALANCE, December 31, 1998        2,674,584     $23,113,046     528,685    $2,367,471        $0       $25,480,517

   Net income (loss)                      0       2,481,559           0    (1,214,613)        0         1,266,946
   Partnership distributions              0      (2,401,544)          0             0         0        (2,401,544)
   Class B conversion
      elections                      53,841         148,817     (53,841)     (148,817)        0                 0
                                  ---------     -----------   ---------   -----------   ---------     -----------
BALANCE, December 31, 1999        2,728,425      23,341,878     474,844     1,004,041         0        24,345,919

   Net income (loss)                      0         616,086           0      (271,428)        0           344,658
   Partnership distributions              0        (623,907)          0             0         0          (623,907)
   Class B conversion
      elections                       3,150           6,661      (3,150)       (6,661)        0                 0
                                  ---------     -----------   ---------   -----------   ---------     -----------
BALANCE, March 31, 2000           2,731,575     $23,340,718     471,694   $   725,952        $0       $24,066,670
                                  =========     ===========   =========   ===========   =========     ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                     ----------------------------
                                                                                      March 31,       March 31,
                                                                                         2000            1999
                                                                                     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $  344,658      $  298,240
    Adjustments to reconcile net income to net cash used in operating activities:
           Equity in income of joint ventures                                            (370,936)       (331,087)
           Amortization of organization costs                                                   0           1,562
                                                                                     ------------     -----------
              Net cash used in operating activities                                       (26,278)        (31,285)
                                                                                     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                            555,876         622,026
                                                                                     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                                  (611,333)       (590,672)
                                                                                     ------------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (81,735)             69

CASH AND CASH EQUIVALENTS, beginning of year                                              100,902           8,792
                                                                                     ------------     -----------
CASH AND CASH EQUIVALENTS, end of period                                               $   19,167      $    8,861
                                                                                     ============     ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2000


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

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated January 4, 1997 at which time the Partnership had sold 2,613,534 Class A status units, and 590,735 Class B status units, held by a total of 1,939 and 302 limited partners, respectively, for total limited partner capital contributions of $32,042,689.

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

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"),
     (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Matsushita Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

     All of the foregoing properties were acquired on an all-cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

     (b) Basis of Presentation


     The financial statements of Wells Real Estate Fund VIII, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.


2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in six office buildings and two retail centers through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.


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


1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     (a) General

     As of March 31, 2000, the developed properties owned by the Partnership were 98.2% occupied, as compared to 99.2% occupied as of March 31, 1999.

     Gross revenues of the Partnership were $370,937 for the three months ended March 31, 2000 from $331,087 for the three months ended March 31, 1999 due to increases in common area maintenance billing to tenants in CH2M Hill Property and Tanglewood Commons. Total administrative expenses decreased slightly for the three months ended March 31, 2000 as compared to the same period in 1999 due to decreases in administrative salary.

     Net income per weighted average unit for Class A Limited Partners was $0.23 for the three months ended March 31, 2000 as compared to $0.22 for the three months ended March 31, 1999. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0.58 for the three months ended March 31, 2000 as compared to $0.60 for the three months ended March 31, 1999.

     Cash distributions per weighted average unit for Class A Limited Partners were $0.23 for the three months ended March 31, 2000 as compared to $0.21 for the three months ended March 31, 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999.

     Net cash provided by investing activities decreased to $555,876 for 2000 from $622,026 in 1999, due primarily to decreased distributions from joint ventures. Net cash used in financing activities increased to $611,333 for 2000 from $590,672 for 1999 due to increased distributions to partners.

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

2.   PROPERTY OPERATIONS

     As of March 31, 2000 the Partnership owned interest in the following operational properties:

                  CH2M Hill/Fund VII-Fund VIII Joint Venture

                                                       Three Months Ended
                                                  ----------------------------
                                                   March 31,        March 31,
                                                      2000            1999
                                                  ------------     -----------
Revenues:
   Rental income                                     $ 144,035       $ 143,856
                                                  ------------     -----------
Expenses:
   Depreciation                                         65,941          68,946
   Management and leasing expenses                      23,987          26,881
   Other operating expenses                            (21,421)         17,352
                                                  ------------     -----------
                                                        68,507         113,179
                                                  ------------     -----------
            Net income                               $  75,528       $  30,677
                                                  ============     ===========

Occupied percentage                                        100%            100%
                                                  ============     ===========
Partnership's ownership percentage in the
  Fund VII-VIII Joint Venture                             63.3%           63.3%
                                                  ============     ===========

Cash distribution to the Partnership                 $  90,933       $  61,512
                                                  ============     ===========

Net income allocated to the Partnership              $  47,858       $  19,434
                                                  ============     ===========

Rental income remained relatively stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

Net income and cash distributions to the Partnership increased in 2000 as compared to 1999 due to an increase in common area maintenance reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled the following year and the difference billed to the tenant.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                   Three Months Ended
                                               ---------------------------
                                                 March 31,       March 31,
                                                    2000            1999
                                               -----------      ----------
Revenues:
   Rental income                                   $26,644         $56,147
                                               -----------      ----------
Expenses:
   Depreciation                                     21,204          10,981
   Management and leasing expenses                   4,360           7,459
   Other operating expenses                         10,397           3,417
                                               -----------      ----------
                                                    35,961          21,857
                                               -----------      ----------
            Net (loss) income                     $ (9,317)        $34,290
                                               ===========      ==========

Occupied percentage                                     50%            100%
                                               ===========      ==========
Partnership's ownership percentage in the
  Fund VII-Fund VIII Joint Venture                    63.3%           63.3%
                                               ===========      ==========

Cash distribution to the Partnership              $      0         $25,714
                                               ===========      ==========

Net income allocated to the Partnership           $ (5,902)        $21,723
                                               ===========      ==========

Rental income and net income decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to one tenant who defaulted on the lease and moved out at the end of 1999. The management team is currently taking legal action against that tenant.

Management and leasing fees decreased due to decreases in rental income. Management and leasing fees are charges based on rental income received. Operating expenses increased due to increases in legal fees.

There is no cash distribution to the Partnership for the three months ended March 31, 2000 due to a net loss allocated to the Partnership.

               BellSouth Building/Fund VI-VII-VIII Joint Venture

                                                     Three Months Ended
                                                ----------------------------
                                                 March 31,        March 31,
                                                    2000            1999
                                                ------------    ------------
Revenues:
   Rental income                                  $  380,277     $   380,277
   Interest income                                     1,289           1,142
                                                ------------    ------------
                                                     381,566         381,419
                                                ------------    ------------
Expenses:
   Depreciation                                      111,606         111,606
   Management and leasing expenses                    48,166          47,892
   Other operating expenses                          104,332         103,784
                                                ------------    ------------
                                                     264,104         263,282
                                                ------------    ------------
            Net income                               117,462         118,137
                                                ============    ============

Occupied percentage                                      100%            100%
                                                ============    ============
Partnership's ownership percentage in the
  Fund VI-VII-VIII Joint Venture                        32.3%           32.3%
                                                ============    ============

Cash distribution to the Partnership              $   76,802     $    77,032
                                                ============    ============

Net income allocated to the Partnership           $   37,999     $    38,223
                                                ============    ============

Rental income, net income, and cash distributions to the Partnership remained relatively stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to the stable occupancy rate.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture


                                                       Three Months Ended
                                                  ----------------------------
                                                   March 31,        March 31,
                                                      2000            1999
                                                  ------------   -------------

Revenues:
   Rental income                                   $   205,489      $  193,031
   Interest income                                       2,365           2,936
                                                  ------------     -----------
                                                       207,854         195,967
                                                  ------------     -----------
Expenses:
   Depreciation                                         65,096          61,425
   Management and leasing expenses                      17,775          15,105
   Other operating expenses                            (25,333)         19,081
                                                  ------------     -----------
                                                        57,538          95,611
                                                  ------------     -----------
            Net income                             $   150,316      $  100,356
                                                  ============     ===========

Occupied percentage                                         97%             91%
                                                  ============     ===========
Partnership's ownership percentage in the Fund
  VI-VII-VIII Joint Venture                               32.3%           32.3%
                                                  ============     ===========

Cash distribution to the Partnership               $    71,009      $   52,631
                                                  ============     ===========

Net income allocated to the Partnership            $    48,627      $   32,470
                                                  ============     ===========

Rental income, net income, and cash distributions to the Partnership increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to increased occupancy at the property.

Other operating expenses decreased due to an increase in common area maintenance reimbursements billed to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

               The TCI Building/Fund VIII-Fund IX Joint Venture

                                                        Three Months Ended
                                                  -----------------------------
                                                    March 31,        March 31,
                                                       2000            1999
                                                  -------------   -------------
Revenues:
   Rental income                                      $ 113,794       $ 113,794
   Interest income                                        8,840           8,921
                                                  -------------   -------------
                                                        122,634         122,715
                                                  -------------   -------------
Expenses:
   Depreciation                                          41,648          41,648
   Management and leasing expenses                        4,300           4,300
   Other operating expenses                               4,222           4,132
                                                  -------------   -------------
                                                         50,170          50,080
                                                  -------------   -------------
            Net income                                $  72,464       $  72,635
                                                  =============   =============

Occupied percentage                                         100%            100%
                                                  =============   =============

Partnership's ownership percentage                         54.8%           54.8%
                                                  =============   =============

Cash distribution to the Partnership                  $  59,081       $  59,175
                                                  =============   =============

Net income allocated to the Partnership               $  39,708       $  39,802
                                                  =============   =============

Rental income, net income, and cash distributions are stable for 2000 as compared to 1999 due to the stable occupancy rate.

            The Matsushita Building/Fund VIII-Fund IX Joint Venture

                                                       Three Months Ended
                                                 -----------------------------
                                                   March 31,        March 31,
                                                      2000            1999
                                                 -------------   -------------

Revenues:
   Rental income                                     $ 164,379       $ 164,379
                                                 -------------   -------------
Expenses:
   Depreciation                                         53,918          53,918
   Management and leasing expenses                           0           6,313
   Other operating expenses                             (9,270)          4,043
                                                 -------------   -------------
                                                        44,648          64,274
                                                 -------------   -------------
            Net income                               $ 119,731       $ 100,105
                                                 -------------   -------------

Occupied percentage                                        100%            100%
                                                 =============   =============

Partnership's ownership percentage                        54.8%           54.8%
                                                 =============   =============

Cash distribution to the Partnership                 $ 104,909       $  91,140
                                                 =============   =============

Net income allocated to the Partnership              $  65,609       $  54,854
                                                 =============   =============

Matsushita Avionics and the Fund VIII-Fund IX Joint Venture entered into a lease and guaranty termination agreement dated February 18, 1999. Matsushita Avionics vacated its current space in January 2000 and was relieved of any of its obligations under the existing lease upon the commencement date of the new Matsushita lease in January 2000. In consideration for the Fund VIII-Fund IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells Operating Partnership, L.P. ("Wells OP") to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses over the remaining term of the Matsushita lease.

Operating expenses are negative due to actual expenses being lower than Wells OP operating expense reimbursements in 2000. Management and leasing expense will not be paid until the building is re-leased.

           The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture

                                                    Three Months Ended
                                              -----------------------------
                                                March 31,        March 31,
                                                   2000            1999
                                              -------------   -------------
Revenues:
   Rental income                                  $ 184,539       $ 184,539
                                              -------------   -------------
Expenses:
   Depreciation                                      72,765          72,765
   Management and leasing expenses                   10,314           8,839
   Other operating expenses                            (299)          5,610
                                              -------------   -------------
                                                     82,780          87,214
                                              -------------   -------------
            Net income                            $ 101,759       $  97,325
                                              =============   =============

Occupied percentage                                     100%            100%
                                              =============   =============

Partnership's ownership percentage                     54.8%           54.8%
                                              =============   =============

Cash distribution to the Partnership              $  87,073       $  84,643
                                              =============   =============

Net income allocated to the Partnership           $  55,761       $  53,331
                                              =============   =============

Net income remains relatively stable while expenses have decreased and distributions have increased due primarily to increased common-area billings to the tenant. Tenants are billed an estimated amount for common-area maintenance which is then reconciled the following year and the difference billed to the tenant.

          The U.S. Cellular Building/Fund VIII-Fund IX Joint Venture

                                                        Three Months Ended
                                                   ----------------------------
                                                     March 31,      March 31,
                                                       2000            1999
                                                   ------------    ------------
Revenues:
   Rental income                                      $ 320,519       $ 320,519
                                                   ------------     -----------
Expenses:
   Depreciation                                         150,414         150,378
   Management and leasing expenses                       34,498          35,187
   Other operating expenses                             (12,716)          4,925
                                                   ------------     -----------
                                                        172,196         190,490
                                                   ------------     -----------
            Net income                                  148,323       $ 130,029
                                                   ============     ===========

Occupied percentage                                         100%            100%
                                                   ============     ===========

Partnership's ownership percentage                         54.8%           54.8%
                                                   ============     ===========

Cash distribution to the Partnership                  $ 160,708       $ 149,646
                                                   ============     ===========

Net income allocated to the Partnership               $  81,276       $  71,252
                                                   ============     ===========

Net income increased in 2000 as compared to 1999 due to an increase in CAM reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for common-area maintenance which is then reconciled the following year and the difference is billed to the tenant.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VIII, L.P.
                                   (Registrant)
Dated:  May 11, 2000       By:     /s/ Leo F. Wells, III
                                   ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   Sole Director, and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.