Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2000-08-11
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2000            or
                               --------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                               -------------------------    -------------------

Commission file number       0-27888
                       ---------------------------------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                              58-2126618
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                           30092
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                      -----------------------

------------------------------------------------------------------------------
                   (Former name, former address, and former
                  fiscal year, if changed since last report)

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

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                  Page No.
                                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2000 and December 31, 1999                          3

         Statements of Income for the Three and Six Months Ended June 30, 2000
           and 1999                                                                   4

         Statements of Partners' Capital for the Year Ended December 31, 1999
           and the Six Months Ended June 30, 2000                                     5

         Statements of Cash Flows for the Six Months Ended June 30, 2000
           and 1999                                                                   6

         Condensed Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                        8

PART II.  OTHER INFORMATION                                                          18


                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS

                                                                         June 30,    December 31,
                                                                           2000          1999
                                                                       -----------   -----------
ASSETS:
  Investment in joint ventures (Note 2)                                $23,755,407   $24,323,418
  Cash and cash equivalents                                                 16,416       100,902
  Due from affiliates                                                      632,369       535,876
                                                                       -----------   -----------
         Total assets                                                  $24,404,192   $24,960,196
                                                                       ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
    Partnership distributions payable                                  $   634,284   $   614,277
                                                                       -----------   -----------
  Partners' capital:
    Limited partners:
      Class A--2,734,381 units and 2,728,425 units as of
        June 30, 2000 and December 31, 1999, respectively               23,373,184    23,341,878
      Class B--468,888 units and 474,844 units as of June 30,
        2000 and December 31, 1999, respectively                           396,724     1,004,041
                                                                       -----------   -----------
         Total partners' capital                                        23,769,908    24,345,919
                                                                       -----------   -----------
         Total liabilities and partners' capital                       $24,404,192   $24,960,196
                                                                       ===========   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME

                                                        Three Months Ended       Six Months Ended
                                                      ---------------------   -----------------------
                                                       June 30,    June 30,    June 30,     June 30,
                                                        2000        1999         2000         1999
                                                      ---------   ---------   ----------   ----------
REVENUES:
  Equity earnings of joint ventures
    (Note 2)                                          $ 363,606   $ 414,856   $  734,542   $  745,943
  Interest income                                             2           2            3            2
                                                      ---------   ---------   ----------   ----------
                                                        363,608     414,858      734,545      745,945
                                                      ---------   ---------   ----------   ----------
EXPENSES:
  Legal and accounting                                    3,457       8,720       16,207       18,252
  Computer costs                                          3,426       2,246        6,493        4,681
  Partnership administration                             21,501      13,804       31,963       33,122
  Amortization of organization costs                          0       1,563            0        3,125
                                                      ---------   ---------   ----------   ----------
                                                         28,384      26,333       54,663       59,180
                                                      ---------   ---------   ----------   ----------
NET INCOME                                            $ 335,224   $ 388,525   $  679,882   $  686,765
                                                      =========   =========   ==========   ==========

NET INCOME ALLOCATED TO
  CLASS A LIMITED PARTNERS                            $ 639,561   $ 688,038   $1,255,647   $1,285,718
                                                      =========   =========   ==========   ==========

NET LOSS ALLOCATED TO
  CLASS B LIMITED PARTNERS                            $(304,337)  $(299,513)  $ (575,765)  $ (598,953)
                                                      =========   =========   ==========   ==========

NET INCOME PER CLASS A LIMITED
  PARTNER UNIT                                        $    0.23   $    0.25   $     0.46   $     0.47
                                                      =========   =========   ==========   ==========

NET LOSS PER CLASS B LIMITED
  PARTNER UNIT                                        $   (0.65)  $   (0.62)  $    (1.23)  $    (1.22)
                                                      =========   =========   ==========   ==========

CASH DISTRIBUTION PER
  CLASS A LIMITED PARTNER
  UNIT                                                $    0.23   $    0.22   $     0.46   $     0.43
                                                      =========   =========   ==========   ==========



           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                     AND THE SIX MONTHS ENDED June 30, 2000



                                                Limited Partners
                                   ----------------------------------------------
                                           Class A                Class B              Total
                                   ----------------------   ---------------------    Partners'
                                     Units      Amounts      Units      Amounts       Capital
                                   ---------  -----------   -------   -----------   ----------
BALANCE, December 31, 1998        2,674,584  $23,113,046   528,685   $ 2,367,471   $25,480,517

  Net income (loss)                       0    2,481,559         0    (1,214,613)    1,266,946
  Partnership distributions               0   (2,401,544)        0             0    (2,401,544)
  Class B conversion elections       53,841      148,817   (53,841)     (148,817)            0
                                  ---------   ----------   -------   -----------   -----------
BALANCE, December 31, 1999        2,728,425   23,341,878   474,844     1,004,041    24,345,919

  Net income (loss)                       0    1,255,647         0      (575,765)      679,882
  Partnership distributions               0   (1,255,893)        0             0    (1,255,893)
  Class B conversion elections        5,956       (6,536)   (5,956)        6,536             0
                                  ---------   ----------   -------   -----------   -----------
BALANCE, June 30, 2000            2,734,381  $23,335,096   468,888   $   434,812   $23,769,908
                                  =========  ===========   =======   ===========   ===========


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                         -------------------------
                                                                           June 30,      June 30
                                                                             2000          1999
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   679,882   $   686,765
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Equity in income of joint ventures                                   (734,542)     (745,943)
       Amortization of organization costs                                          0         3,125
  Changes in assets and liabilities:
    Prepaid expenses and other assets                                              0        (4,140)
                                                                         -----------   -----------
          Net cash used in operating activities                              (54,660)      (60,193)
                                                                         -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                               1,206,060     1,307,150
                                                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                     (1,235,886)   (1,172,461)
                                                                         -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                (84,486)       74,496

CASH AND CASH EQUIVALENTS, beginning of year                                 100,902         8,792
                                                                         -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                                 $    16,416   $    83,288
                                                                         ===========   ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


                                 JUNE 30, 2000

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

     As of June 30, 2000, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"),
     (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Bake Parkway Building"), and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

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

 1.  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     (a) General

     As of June 30, 2000, the developed properties owned by the Partnership were 98.2% occupied, as compared to 99.2% occupied as of June 30, 1999.

     Gross revenues of the Partnership were $734,545 for the six months ended June 30, 2000 from $745,945 for the six months ended June 30, 1999 due to a decrease in occupancy at the Hannover Center offset partially by increases in common area maintenance billing to tenants in CH2M Hill Property and Tanglewood Commons. Total administrative expenses decreased slightly for the six months period due primarily to decreases in administrative salary and amortization costs, but increased for the three month period due to increases in printing fees and other professional fees.

     Cash distributions per unit for Class A Limited Partners were $0.23 for the three months ended June 30, 2000 as compared to $0.22 for the three months ended June 30, 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999.

     Net cash provided by investing activities decreased to $1,206,060 for 2000 from $1,307,150 in 1999, due primarily to decreased distributions from joint ventures. Net cash used in financing activities increased to $1,235,886 for 2000 from $1,172,461 for 1999 due to increased distributions to partners.

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

     Subsequent Event

     On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells Operating Partnership, LP ("Wells OP") and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture transferred its interest in the Bake Parkway Property into the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

     A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

     Construction of tenant improvements regarding the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

 2.   PROPERTY OPERATIONS

      As of June 30, 2000 the Partnership owned interest in the following operational properties:

                   CH2M Hill/Fund VII-Fund VIII Joint Venture

                                                  Three Months Ended     Six Months Ended
                                                  -------------------   -------------------
                                                   June 30,  June 30,   June 30,   June 30,
                                                     2000      1999       2000       1999
                                                  ---------  --------   --------   --------
Revenues:
  Rental income                                   $144,035   $143,856   $288,070   $287,712
                                                  --------   --------   --------   --------
Expenses:
  Depreciation                                      65,940     67,879    131,881    136,824
  Management and leasing expenses                   22,915     21,115     46,902     47,995
  Other operating expenses                          (8,262)   (27,771)   (29,683)   (10,417)
                                                  --------   --------   --------   --------
                                                    80,593     61,223    149,100    174,402
                                                  --------   --------   --------   --------
Net income                                        $ 63,442   $ 82,633   $138,970   $113,310
                                                  ========  =========   ========   ========
Occupied percentage                                    100%       100%       100%       100%
                                                  ========  =========   ========   ========

Partnership's ownership percentage in
  the Fund VII-VIII Joint Venture                     63.4%      63.4%      63.4%      63.4%
                                                  ========  =========   ========   ========

Cash distributed to the Partnership               $ 83,275   $ 96,718   $174,208   $158,230
                                                  ========  =========   ========   ========

Net income allocated to the Partnership           $ 40,178   $ 52,348   $ 88,036   $ 71,781
                                                  ========  =========   ========   ========

Rental income remained relatively stable for the three months and six months ended June 30, 2000 as compared to the same period last year. Net income and cash distributions to the Partnership increased for the six months period, as compared to 1999, due to an increase in common area maintenance reimbursements billed in 2000 to the tenants. Management and leasing fees reimbursement were included in other operating expenses. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

              The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                  Three Months Ended     Six Months Ended
                                                 -------------------   -------------------
                                                  June 30,  June 30,    June 30,  June 30,
                                                    2000      1999        2000      1999
                                                 ---------  --------   ---------  --------
Revenues:
  Rental income                                  $ 26,698   $56,346    $ 53,342   $112,493
                                                 --------   -------    --------   --------
Expenses:
  Depreciation                                     21,654    10,982      42,858     21,963
  Management and leasing expenses                   4,282     5,583       8,642     13,042
  Other operating expenses                         13,564      (499)     23,961      2,918
                                                 --------   -------    --------   --------
                                                   39,500    16,066      75,461     37,923
                                                 --------   -------    --------   --------
Net (loss) income                                $(12,802)  $40,280    $(22,119)  $ 74,570
                                                 ========   =======    ========   ========

Occupied percentage                                    50%      100%         50%       100%
                                                 ========   =======    ========   ========

Partnership's ownership percentage in the
  Fund VII-Fund VIII Joint Venture                   63.4%     63.4%       63.4%      63.4%
                                                 ========   =======    ========   ========

Cash distributed to the Partnership              $  7,734   $28,981    $  7,734   $ 54,695
                                                 ========   =======    ========   ========

Net (loss) income allocated to the
  Partnership                                    $ (8,110)  $25,518    $(14,012)  $ 47,240
                                                 ========   =======    ========   ========

Rental income and net income decreased for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due to one tenant who defaulted on the lease and moved out at the end of 1999. The management team is currently taking legal action against that tenant.

Depreciation expense increased for both the three months and six months ended June 30, 2000 due to additional capitalized tenant improvement. Management and leasing fees decreased due to decreases in rental income. Management and leasing fees are charges based on rental income received. Operating expenses increased due to increases in legal fees.

               BellSouth Building/Fund VI-VII-VIII Joint Venture

                                                       Three Months Ended     Six Months Ended
                                                      --------------------   -------------------
                                                       June 30,   June 30,    June 30,  June 30,
                                                         2000       1999        2000      1999
                                                      ---------   --------   ---------  --------
Revenues:
  Rental income                                        $380,277   $380,277   $760,554   $760,554
  Interest income                                           215      1,160      1,505      2,302
                                                       --------   --------   --------   --------
                                                        380,492    381,437    762,059    762,856
                                                       --------   --------   --------   --------
Expenses:
  Depreciation                                          111,606    111,606    223,212    223,212
  Management and leasing expenses                        48,974     49,041     97,140     96,933
  Other operating expenses                              121,277    106,051    225,610    209,835
                                                       --------   --------   --------   --------
                                                        281,857    266,698    545,962    529,980
                                                       --------   --------   --------   --------
Net income                                             $ 98,635   $114,739   $216,097   $232,876
                                                       ========   ========   ========   ========

Occupied percentage                                         100%       100%       100%       100%
                                                       ========   ========   ========   ========

Partnership's ownership percentage in
  the Fund VI-VII-VIII Joint Venture                       32.3%      32.3%      32.3%      32.3%
                                                       ========   ========   ========   ========

Cash distributed to the Partnership                    $ 70,733   $ 75,932   $147,535   $152,964
                                                       ========   ========   ========   ========

Net income allocated to the Partnership                $ 31,918   $ 37,123   $ 69,917   $ 75,346
                                                       ========   ========   ========   ========

Net income has decreased slightly for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due primarily to increased expenditures in water/sewer, landscaping supplies, janitorial contract, and janitorial supplies.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                      Three Months Ended     Six Months Ended
                                                     --------------------  --------------------
                                                      June 30,   June 30,    June 30,  June 30,
                                                        2000      1999        2000      1999
                                                     ---------  ---------  ---------- ---------
Revenues:
  Rental income                                      $210,402   $193,288   $415,891   $386,319
  Interest income                                           0      2,353      1,988      5,289
                                                     ---------  --------   --------   --------
                                                      210,402    195,641    417,879    391,608
                                                     ---------  --------   --------   --------
Expenses:
  Depreciation                                         67,554     64,677    132,650    126,102
  Management and leasing expenses                      23,302     17,537     41,077     32,642
  Other operating expenses                            (20,542)    10,367    (46,252)    29,448
                                                     ---------  --------   --------   --------
                                                       70,314     92,581    127,475    188,192
                                                     ---------  --------   --------   --------
Net income                                           $140,088   $103,060   $290,404   $203,416
                                                     ========   ========   ========   ========

Occupied percentage                                        97%        91%        97%        91%
                                                     ========   ========   ========   ========

Partnership's ownership percentage in
  the Fund VI-VII-VIII Joint Venture                     32.3%      32.3%      32.3%      32.3%
                                                     ========   ========   ========   ========

Cash distributed to the Partnership                  $ 67,188   $ 54,660   $138,197   $107,291
                                                     ========   ========   ========   ========

Net income allocated to the Partnership              $ 45,332   $ 33,344   $ 93,959   $ 65,814
                                                     ========   ========   ========   ========

Rental income, net income, depreciation expenses, and management and leasing fees have increased in 2000, as compared to 1999, due to increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

                The TCI Building/Fund VIII-Fund IX Joint Venture

                                                      Three Months Ended     Six Months Ended
                                                     -------------------   ------------------
                                                     June 30,   June 30,   June 30,  June 30,
                                                       2000       1999       2000      1999
                                                     --------   --------   --------  --------
Revenues:
  Rental income                                      $113,795   $113,795   $227,589   $227,589
  Interest income                                       6,500      4,738     15,340     13,659
                                                     --------   --------   --------   --------
                                                      120,295    118,533    242,929    241,248
                                                     --------   --------   --------   --------
Expenses:
  Depreciation                                         41,650     41,649     83,298     83,297
  Management and leasing expenses                       4,300      4,335      8,600      8,635
  Other operating expenses                              3,238      3,033      7,460      7,165
                                                     --------   --------   --------   --------
                                                       49,188     49,017     99,358     99,097
                                                     --------   --------   --------   --------
Net income                                           $ 71,107   $ 69,516   $143,571   $142,151
                                                     ========   ========   ========   ========

Occupied percentage                                       100%       100%       100%       100%
                                                     ========   ========   ========   ========

Partnership's ownership percentage in
  the Fund VIII-Fund IX Joint Venture                    54.8%      54.8%      54.8%      54.8%
                                                     ========   ========   ========   ========

Cash distributed to the Partnership                  $ 58,338   $ 57,465   $117,419   $116,640
                                                     ========   ========   ========   ========

Net income allocated to the Partnership              $ 38,964   $ 38,092   $ 78,673   $ 77,894
                                                     ========   ========   ========   ========

Rental income, net income, and cash distributions are stable for 2000, as compared to 1999, due to the stable occupancy rate and expenses.

           The Bake Parkway Building/Fund VIII-Fund IX Joint Venture

                                                     Three Months Ended     Six Months Ended
                                                    --------------------   -------------------
                                                     June 30,   June 30,    June 30,  June 30,
                                                       2000       1999        2000      1999
                                                    ---------   --------   ---------  --------
Revenues:
  Rental income                                      $164,379   $164,378   $328,758   $328,757
                                                     --------   --------   --------   --------
Expenses:
  Depreciation                                         53,917     53,917    107,835    107,835
  Management and leasing expenses                           0      6,197          0     12,510
  Other operating expenses                            (10,172)    (3,588)   (19,442)       455
                                                     --------   --------   --------   --------
                                                       43,745     56,526     88,393    120,800
                                                     --------   --------   --------   --------
Net income                                           $120,634   $107,852   $240,365   $207,957
                                                     ========   ========   ========   ========

Occupied percentage                                       100%       100%       100%       100%
                                                     ========   ========   ========   ========

Partnership's ownership percentage in
  the Fund VIII-Fund IX Joint Venture                    54.8%      54.8%      54.8%      54.8%
                                                     ========   ========   ========   ========

Cash distributed to the Partnership                  $104,806   $ 98,400   $209,715   $189,540
                                                     ========   ========   ========   ========

Net income allocated to the Partnership              $ 66,103   $ 59,100   $131,712   $113,954
                                                     ========   ========   ========   ========

Matsushita Avionics and the Fund VIII-Fund IX Joint Venture entered into a lease and guaranty termination agreement dated February 18, 1999. Matsushita Avionics vacated its current space in January 2000 and was relieved of any of its obligations under the existing lease. In consideration for the Fund VIII-Fund IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells Operating Partnership, L.P. ("Wells OP") to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-Fund IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses over the remaining term of the Matsushita lease.

Operating expenses are negative due to actual expenses being lower than Wells OP operating expense reimbursements in 2000 which is based on budget and will be reconciled later this year. Management and leasing expense will not be paid until the building is re-leased and occupied.

           The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture

                                                     Three Months Ended     Six Months Ended
                                                    --------------------   -------------------
                                                     June 30,   June 30,    June 30,  June 30,
                                                       2000       1999        2000      1999
                                                    ---------   --------   ---------  --------
Revenues:
  Rental income                                      $184,539   $184,539   $369,078   $369,078
                                                     --------   --------   --------   --------
Expenses:
  Depreciation                                         72,765     72,765    145,530    145,530
  Management and leasing expenses                      12,213     11,501     22,527     20,340
  Other operating expenses                              5,122    (87,942)     4,843    (82,332)
                                                     --------   --------   --------   --------
                                                       90,100     (3,676)   172,900     83,538
                                                     --------   --------   --------   --------
Net income                                           $ 94,439   $188,215   $196,198   $285,540
                                                     ========   ========   ========   ========

Occupied percentage                                       100%       100%       100%       100%
                                                     ========   ========   ========   ========

Partnership's ownership percentage in
  the Fund VIII-Fund IX Joint Venture                    54.8%      54.8%      54.8%      54.8%
                                                     ========   ========   ========   ========

Cash distributed to the Partnership                  $ 83,062   $134,449   $170,135   $219,092
                                                     ========   ========   ========   ========

Net income allocated to the Partnership              $ 51,749   $103,135   $107,510   $156,466
                                                     ========   ========   ========   ========

Rental income, depreciation and management and leasing fees remain relatively stable while other operating expenses increased for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to differences in the annual adjustments for common area maintenance billing to the tenant. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999.

           The Cellular One Building/Fund VIII-Fund IX Joint Venture

                                                      Three Months Ended     Six Months Ended
                                                     -------------------   -------------------
                                                      June 30,  June 30,    June 30,  June 30,
                                                        2000      1999        2000      1999
                                                     ---------  --------   ---------  --------
Revenues:
  Rental income                                      $320,519   $320,519   $641,038   $641,038
                                                     --------   --------   --------   --------
Expenses:
  Depreciation                                        150,414    150,446    300,828    300,824
  Management and leasing expenses                      35,450     30,548     69,948     65,735
  Other operating expenses                            (43,223)    18,722    (55,939)    23,647
                                                     --------   --------   --------   --------
                                                      142,641    199,716    314,837    390,206
                                                     --------   --------   --------   --------
Net income                                           $177,878   $120,803   $326,201   $250,832
                                                     ========   ========   ========   ========

Occupied percentage                                      100%       100%       100%       100%
                                                     ========   ========   ========   ========

Partnership's ownership percentage in
  the Fund VIII-Fund IX Joint Venture                    54.8%      54.8%      54.8%      54.8%
                                                     ========   ========   ========   ========

Cash distributed to the Partnership                  $256,334   $144,628   $337,610   $294,277
                                                     ========   ========   ========   ========

Net income allocated to the Partnership              $ 97,471   $ 66,196   $178,747   $137,448
                                                     ========   ========   ========   ========

Net income increased in 2000, as compared to 1999, due to an increase in CAM reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year and the difference is billed to the tenant. Monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 underpayment.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the second quarter of
             2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND VIII, L.P.
                                    (Registrant)
Dated:  August 11, 2000             By:  /s/ Leo F. Wells, III
                                       -------------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    Sole Director, and Chief Financial
                                    Officer of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.