Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2000-11-13
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 2000                 or
                               ---------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

Commission file number           0-27888
                       ---------------------------------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Georgia                                                  58-2126618
--------------------------------------------------------------          ---------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)

         6200 The Corners Pkwy., Norcross, Georgia                                       30092
--------------------------------------------------------------          ---------------------------------------
          (Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code                       (770) 449-7800
                                                   ------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X            No ___________
         -------

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                       Page No.
                                                                      ----------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets--September 30, 2000 and December 31, 1999        3

          Statements of Income for the Three Months and Nine Months
             Ended September 30, 2000 and 1999                            4

          Statements of Partners' Capital for the Year Ended December
             31, 1999 and the Nine Months Ended September 30, 2000        5

          Statements of Cash Flows for the Nine Months Ended September
             30, 2000 and 1999                                            6

          Condensed Notes to Financial Statements                         7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       8

PART II.  OTHER INFORMATION                                              18

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                  September 30,    December 31,
                                                      2000              1999
                                                  -------------    ------------
ASSETS:
    Investment in joint ventures (Note 2)          $23,456,935     $24,323,418
    Cash and cash equivalents                           32,669         100,902
    Due from affiliates                                595,722         535,876
                                                  -------------    ------------
                 Total assets                      $24,085,326     $24,960,196
                                                  =============    ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
      Accounts payable                             $     2,500     $         0
      Partnership distributions payable                619,392         614,277
                                                  -------------    ------------
                 Total liabilities                     621,892         614,277
                                                  -------------    ------------
    Partners' capital:
      Limited partners:
        Class A--2,748,603 units and 2,728,425
          units as of September 30, 2000 and
          December 31, 1999, respectively           23,322,305      23,341,878
        Class B--454,666 units and 474,844 units
          as of September 30, 2000 and December
          31, 1999, respectively                       141,129       1,004,041
                                                  -------------    ------------
                 Total partners' capital            23,463,434      24,345,919
                                                  -------------    ------------
                 Total liabilities and partners'
                   capital                         $24,085,326     $24,960,196
                                                  =============    ============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                         Three Months Ended                Nine Months Ended
                                                 -------------------------------- ---------------------------------
                                                  September 30,   September 30,    September 30,    September 30,
                                                      2000             1999             2000             1999
                                                 --------------- ---------------- ---------------- ----------------
REVENUES:
    Equity earnings of joint ventures
       (Note 2)                                      $ 317,249       $ 331,739        $1,051,791       $1,077,682
    Interest income                                      6,607               1             6,610                3
                                                  --------------- ---------------- ---------------- ----------------
                                                       323,856         331,740         1,058,401        1,077,685
                                                  --------------- ---------------- ---------------- ----------------
EXPENSES:
    Legal and accounting                                   584             200            16,791           18,452
    Computer costs                                       2,354           2,559             8,847            7,240
    Partnership administration                           9,099          11,195            41,062           44,317
    Amortization of organization costs                       0           1,562                 0            4,687
                                                  --------------- ---------------- ---------------- ----------------
                                                        12,037          15,516            66,700           74,696
                                                  --------------- ---------------- ---------------- ----------------
NET INCOME                                           $ 311,819       $ 316,224       $   991,701       $1,002,989
                                                  =============== ================ ================ ================

NET INCOME ALLOCATED TO CLASS A LIMITED
    PARTNERS                                         $ 618,091       $ 614,272        $1,873,738       $1,899,990
                                                  =============== ================ ================ ================

NET LOSS ALLOCATED TO CLASS B LIMITED
    PARTNERS                                         $(306,272)      $(298,048)      $  (882,037)     $  (897,001)
                                                  =============== ================ ================ ================

NET INCOME PER CLASS A LIMITED PARTNER UNIT             $ 0.21          $ 0.23            $ 0.67           $ 0.70
                                                  =============== ================ ================ ================

NET LOSS PER CLASS B LIMITED PARTNER UNIT               $(0.60)         $(0.60)           $(1.83)          $(1.82)
                                                  =============== ================ ================ ================

CASH DISTRIBUTION PER CLASS A LIMITED
    PARTNER UNIT                                        $ 0.23          $ 0.23            $ 0.69           $ 0.66
                                                  =============== ================ ================ ================

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1999

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                Limited Partners
                                             -----------------------------------------------------
                                                       Class A                     Class B              Total
                                             ---------------------------  ------------------------     Partners'
                                                Units         Amounts        Units       Amounts        Capital
                                             ------------   ------------  ----------   -----------    -----------
BALANCE, December 31, 1998                     2,674,584    $23,113,046     528,685    $ 2,367,471    $25,480,517

   Net income (loss)                                   0      2,481,559           0     (1,214,613)     1,266,946
   Partnership distributions                           0     (2,401,544)          0              0     (2,401,544)
   Class B conversion elections                   53,841        148,817     (53,841)      (148,817)             0
                                             ------------   ------------  ----------   -----------    -----------
BALANCE, December 31, 1999                     2,728,425     23,341,878     474,844      1,004,041     24,345,919

   Net income (loss)                                   0      1,873,738           0       (882,037)       991,701
   Partnership distributions                           0     (1,874,186)          0              0     (1,874,186)
   Class B conversion elections                   20,178        (19,125)    (20,178)        19,125              0
                                             ------------   ------------  ----------   -----------    -----------
BALANCE, September 30, 2000                    2,748,603    $23,322,305     454,666    $   141,129    $23,463,434
                                             ============   ============  ==========   ===========    ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                           ---------------------------------------
                                                                              September 30,       September 30,
                                                                                  2000                 1999
                                                                           -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $    991,701          $ 1,002,989
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                                    (1,051,791)          (1,077,682)
           Amortization of organization costs                                             0                4,687
    Changes in assets and liabilities:
       Prepaid expenses and other assets                                                  0               (1,820)
       Accounts payable                                                               2,500                    0
                                                                           -------------------  ------------------
              Net cash used in operating activities                                 (57,590)             (71,826)
                                                                           -------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                    1,858,428            1,948,380
                                                                           -------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                          (1,869,071)          (1,770,423)
                                                                           -------------------  ------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (68,233)             106,131

CASH AND CASH EQUIVALENTS, beginning of year                                        100,902                8,792
                                                                           -------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                                       $     32,669          $   114,923
                                                                           ===================  ==================

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2000

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

   The Partnership owns interest in the following properties through its equity ownership in the following joint ventures: (i) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"); (ii) Fund VI, Fund VII, and Fund VIII Associates, a joint venture among the Partnership and Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"); (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture"); and (iv) Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

   As of September 30, 2000, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building in Orange County, California (the "Quest Building"), formerly the "Bake Parkway Building" previously owned by Fund VIII-IX Joint Venture, which is now owned by the Fund VIII-IX-REIT Joint Venture, and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

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

   On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells Operating Partnership, LP ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. as general partner, and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture transferred its interest in the Bake Parkway Property into the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

   A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of September 30, 2000, the developed properties owned by the Partnership were 98.2% occupied, as compared to 99.2% occupied as of September 30, 1999.

   Gross revenues of the Partnership were $1,058,401 for the nine months ended September 30, 2000 from $1,077,685 for the nine months ended September 30, 1999 due to a decrease in occupancy at the Hannover Center offset partially by increases in common area maintenance billing to tenants in CH2M Hill Property and Tanglewood Commons. Total administrative expenses decreased slightly for the nine months period due primarily to decreases in administrative salary and amortization costs.

   Cash distributions per unit for Class A Limited Partners were $0.23 for both the three months ended September 30, 2000 and September 30, 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner. The Partnership anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999.

   Net cash provided by investing activities decreased to $1,858,428 for 2000 from $1,948,380 in 1999, due primarily to decreased distributions from joint ventures. Net cash used in financing activities increased to $1,869,071 for 2000 from $1,770,423 for 1999 due to increased distributions to partners. As a result, cash and cash equivalents decreased from $114,923 to $32,669 as of September 30, 1999 and 2000, respectively.

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

2.   PROPERTY OPERATIONS

     As of September 30, 2000 the Partnership owned interest in the following operational properties:

                  CH2M Hill/Fund VII-Fund VIII Joint Venture

                                                         Three Months Ended                  Nine Months Ended
                                                   -------------------------------    -------------------------------
                                                   September 30,     September 30,    September 30,     September 30,
                                                        2000             1999              2000             1999
                                                   -------------     -------------    -------------     -------------
     Revenues:
       Rental income                                    $144,034          $144,035         $432,104          $431,747
                                                   -------------     -------------    -------------     -------------
     Expenses:
       Depreciation                                       65,941            66,077          197,822           202,902
       Management and leasing expenses                    26,197            17,890           73,099            65,886
       Other operating expenses                           (2,159)           16,225          (31,842)            5,806
                                                   -------------     -------------    -------------     -------------
                                                          89,979           100,192          239,079           274,594
                                                   -------------     -------------    -------------     -------------
     Net income                                         $ 54,055          $ 43,843         $193,025          $157,153
                                                   =============     =============    =============     =============

     Occupied percentage                                     100%              100%             100%              100%
                                                   =============     =============    =============     =============
     Partnership's ownership percentage in the
       Fund VII-Fund VIII Joint Venture                     63.4%             63.4%            63.4%             63.4%
                                                   =============     =============    =============     =============

     Cash distribution to the Partnership               $ 77,333         $  70,967         $251,541          $229,197
                                                   =============     =============    =============     =============

     Net income allocated to the Partnership            $ 34,245         $  27,774         $122,280         $  99,556
                                                   =============     =============    =============     =============

     Rental income remained stable for the three months and nine months ended September 30, 2000 as compared to the same period in 1999. Net income and cash distributions to the Partnership increased for the three month and nine month period, as compared to 1999, due to an increase in common area maintenance billings to the tenants in 2000. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Management and leasing fees reimbursement were included in other operating expenses.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                --------------------------------   --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                --------------    --------------   --------------    --------------
Revenues:
    Rental income                                   $ 26,672         $ 53,354         $  80,014          $165,847
                                                ------------      -----------      ------------      ------------
Expenses:
    Depreciation                                      21,655           10,981            64,513            32,944
    Management and leasing expenses                    4,289            3,746            12,931            16,788
    Other operating expenses                          11,156            3,683            35,117             6,601
                                                ------------      -----------      ------------      ------------
                                                      37,100           18,410           112,561            56,333
                                                ------------      -----------      ------------      ------------
Net (loss) income                                   $(10,428)        $ 34,944         $ (32,547)         $109,514
                                                ============      ============     ============      ============

Occupied percentage                                       50%             100%               50%              100%
                                                ============     ============      ============      ============

Partnership's ownership percentage in the
    Fund VII-Fund VIII Joint Venture                    63.4%            63.4%             63.4%             63.4%
                                                ============     ============      ============      ============

Cash distribution to the Partnership                $  7,547         $ 28,920         $  15,281          $ 83,615
                                                ============     ============      ============      ============

Net (loss) income allocated to the
    Partnership                                     $ (6,607)        $ 22,137         $ (20,619)         $ 69,377
                                                ============     ============      ============      ============

Rental income, net income, and cash distributions to the Partnership decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to one tenant defaulted on the lease and moved out at the end of 1999. The management team is currently taking legal action against that tenant.

Depreciation expense increased for the three month and nine month periods, as compared to 1999, due to additional capitalized tenant improvements. Operating expense increased due to increases in landscaping supplies, sign maintenance, and legal fees and decreases in common area maintenance billings to tenant in 2000 which is because of decreased occupancy.

               BellSouth Building/Fund VI-VII-VIII Joint Venture


                                                        Three Months Ended                  Nine Months Ended
                                                 -------------------------------    --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 -------------     -------------    -------------     --------------
Revenues:
    Rental income                                    $380,278         $380,278         $1,140,832        $1,140,832
    Interest income                                       240            1,159              1,745             3,461
                                                 ------------      -----------      -------------     -------------
                                                      380,518          381,437          1,142,577         1,144,293
                                                 ------------      -----------      -------------     -------------
Expenses:
    Depreciation                                      111,606          111,606            334,818           334,818
    Management and leasing expenses                    48,166           47,891            145,306           144,824
    Other operating expenses                          129,132          111,440            354,742           321,275
                                                 ------------      -----------      -------------     -------------
                                                      288,904          270,937            834,866           800,917
                                                 ------------      -----------      -------------     -------------
Net income                                           $ 91,614         $110,500         $  307,711        $  343,376
                                                 ============      ===========      =============     =============

Occupied percentage                                       100%             100%               100%              100%
                                                 ============      ===========      =============     =============
Partnership's ownership percentage in the
    Fund VI-VII-VIII Joint Venture                       32.3%            32.3%              32.3%             32.3%
                                                 ============      ===========      =============     =============

Cash distribution to the Partnership                 $ 68,451         $ 74,761         $  215,986        $  227,725
                                                 ============      ===========      =============     =============

Net income allocated to the Partnership              $ 29,642         $ 35,752         $   99,559        $  111,098
                                                 ============      ===========      =============     =============

Net income and cash distributions have decreased for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999 due primarily to increased janitorial expenses and expenses for an application of water repellent on the building.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                ---------------------------------  ---------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 ------------      ------------     ------------      -------------
Revenues:
    Rental income                                    $210,475         $192,850          $626,366          $579,169
    Interest income                                         0            2,374             1,988             7,663
                                                 -------------     ------------     -------------     -------------
                                                      210,475          195,224           628,354           586,832
                                                 ------------      -----------      ------------      ------------
Expenses:
    Depreciation                                       67,554           64,677           200,204           190,779
    Management and leasing expenses                    19,389           16,639            60,466            49,281
    Other operating expenses                           13,699           18,093           (32,553)           47,541
                                                 ------------      -----------      ------------      ------------
                                                      100,642           99,409           228,117           287,601
                                                 ------------      -----------      ------------      ------------
Net income                                           $109,833         $ 95,815          $400,237          $299,231
                                                 ============      ===========      ============      ============

Occupied percentage                                        97%              91%               97%               91%
                                                 ============      ===========      ============      ============

Partnership's ownership percentage in the
    Fund VI-VII-VIII Joint Venture                      32.3%             32.3%             32.3%             32.3%
                                                 ============      ===========      ============      ============

Cash distribution to the Partnership                 $ 57,475         $ 52,317          $195,672          $159,608
                                                 ============      ===========      ============      ============

Net income allocated to the Partnership              $ 35,536         $ 31,001          $129,495          $ 96,815
                                                 ============      ===========      ============      ============

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

               The TCI Building/Fund VIII-Fund IX Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 --------------------------------   --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 ------------      ------------     ------------      -------------
Revenues:
    Rental income                                    $113,794         $113,794          $341,383          $341,383
    Interest income                                    11,300            5,756            26,640            19,415
                                                 ------------      -----------      ------------      ------------
                                                      125,094          119,550           368,023           360,798
                                                 ------------      -----------      ------------      ------------
Expenses:
    Depreciation                                       41,647           41,648           124,945           124,945
    Management and leasing expenses                     4,586            4,435            13,186            13,070
    Other operating expenses                            1,646              997             9,106             8,162
                                                 ------------      -----------      ------------      ------------
                                                       47,879           47,080           147,237           146,177
                                                 ------------      -----------      ------------      ------------
Net income                                           $ 77,215         $ 72,470          $220,786          $214,621
                                                 ============      ===========      ============      ============

Occupied percentage                                       100%             100%              100%              100%
                                                 ============      ===========      ============      ============

Partnership's ownership percentage in the
    Fund VIII-Fund IX Joint Venture                      54.8%            54.8%             54.8%             54.8%
                                                 ============      ===========      ============      ============

Cash distribution to the Partnership                 $ 61,685         $ 59,085          $179,104          $175,725
                                                 ============      ===========      ============      ============

Net income allocated to the Partnership              $ 42,311         $ 39,711          $120,984          $117,605
                                                 ============      ===========      ============      ============

Rental income and expenses are stable for 2000, as compared to 1999, due to the stable occupancy rate and expenses. Net income and cash distributions have increased in 2000, as compared to 1999, due primarily to increased interest income.

           The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 --------------------------------   --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 ------------      ------------     ------------      -------------
Revenues:
    Rental income                                    $184,539         $184,539          $553,617          $553,617
                                                 ------------      ------------     ------------      ------------
Expenses:
    Depreciation                                       72,765           72,765           218,295           218,295
    Management and leasing expenses                    11,264           10,314            33,791            30,654
    Other operating expenses                               29           (5,240)            4,852           (87,572)
                                                 ------------      -----------      ------------      ------------
                                                       84,058           77,839           256,938           161,377
                                                 ------------      -----------      ------------      ------------
Net income                                           $100,481         $106,700          $296,679          $392,240
                                                 ============      ===========      ============      ============

Occupied percentage                                       100%             100%              100%              100%
                                                 ============      ===========      ============      ============

Partnership's ownership percentage in the
    Fund VIII-Fund IX Joint Venture                      54.8%            54.8%             54.8%             54.8%
                                                 ============      ===========      ============      ============

Cash distribution to the Partnership                 $ 86,385         $ 89,780          $256,520          $308,872
                                                 ============      ===========      ============      ============

Net income allocated to the Partnership              $ 55,060         $ 58,468          $162,570          $214,935
                                                 ============      ===========      ============      ============

Rental income, depreciation and management and leasing fees remain relatively stable while other operating expenses increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to differences in the annual adjustments for common area maintenance billing to the tenant. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999.

        The U.S. Cellular One Building/Fund VIII-Fund IX Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 -------------------------------    --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                     2000             1999             2000              1999
                                                 ------------      ------------     ------------      -------------
Revenues:
    Rental income                                    $320,519         $320,520          $961,557          $961,558
                                                 ------------      -----------      ------------      ------------
Expenses:
    Depreciation                                      150,414          150,414           451,242           451,238
    Management and leasing expenses                    35,268           31,870           105,216            97,605
    Other operating expenses                           (8,854)          25,553           (64,793)           49,200
                                                 ------------      -----------      ------------      ------------
                                                      176,828          207,837           491,665           598,043
                                                 ------------      -----------      ------------      ------------
Net income                                           $143,691         $112,683          $469,892          $363,515
                                                 ============      ===========      ============      ============

Occupied percentage                                       100%             100%              100%              100%
                                                 ============      ===========      ============      ============

Partnership's ownership percentage in the
    Fund VIII-Fund IX Joint Venture                      54.8%            54.8%             54.8%             54.8%
                                                 ============      ===========      ============      ============

Cash distribution to the Partnership                 $166,760         $140,162          $504,370          $434,439
                                                 ============      ===========      ============      ============

Net income allocated to the Partnership              $ 78,738         $ 61,746          $257,485          $199,194
                                                 ============      ===========      ============      ============

Net income increased in 2000, as compared to 1999, due to an increase in common area maintenance reimbursements billed in 2000 to the tenants. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year and the difference is billed to the tenant. Monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 underpayment. Management and lease fee reimbursement is included in other operating expenses.

           The Quest Building (formerly the Bake Parkway Building)/
                        Fund VIII-IX-REIT Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 --------------------------------  ---------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 ------------      ------------     ------------      -------------
Revenues:
    Rental income                                    $162,369         $164,378          $491,127          $493,135
                                                 ------------      -----------      ------------      ------------
Expenses:
    Depreciation                                       46,368           53,917           154,203           161,752
    Management and leasing expenses                         0            6,196                 0            18,706
    Other operating expenses                           21,177            3,619             8,370             4,074
                                                 ------------      -----------      ------------      ------------
                                                       67,545           63,732           162,573           184,532
                                                 ------------      -----------      ------------      ------------
Net income                                           $ 94,824         $100,646          $328,554          $308,603
                                                 ============      ===========      ============      ============

Occupied percentage                                       100%             100%              100%              100%
                                                 ============      ===========      ============      ============

Partnership's ownership percentage                       51.0%            54.8%             51.0%             54.8%
                                                 ============      ===========      ============      ============

Cash distribution to the Partnership                 $110,266         $ 94,451          $299,806          $283,991
                                                 ============      ===========      ============      ============

Net income allocated to the Partnership              $ 48,324         $ 55,150          $180,037          $169,104
                                                 ============      ===========      ============      ============

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). Only July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND VIII, L.P.
                                   (Registrant)
Dated:  November 10, 2000          By:  /s/ Leo F. Wells, III
                                        ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   Sole Director, and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   General Partner of Wells Partners, L.P.