Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2001-03-28
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 2000               or
                             ------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from to          ________________  to _______________
Commission file number                     0-27888

                       Wells Real Estate Fund VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Georgia                                                  58-2126618
---------------------------------------------------         --------------------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
organization)

6200 The Corners Parkway, Norcross, Georgia                                    30092
--------------------------------------------------------    --------------------------------------------
(Address of principal executive offices)                                     (Zip Code)

Registrant's telephone number, including area code                         (770) 449-7800
                                                            --------------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:


           Title of each class                                   Name of exchange on which registered
--------------------------------------------                --------------------------------------------
                  NONE                                                           NONE
--------------------------------------------                --------------------------------------------

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

Yes       X       No
         ---

Aggregate market value of the voting stock held by
nonaffiliates:                                               Not Applicable
                                                         ---------------------

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

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture; (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Property") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons") which are owned by the Fund VI-VII-VIII Joint Venture; and (v) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Orange County, California (the "Quest Building"), formerly the "Bake Parkway Building" previously owned by the Fund VIII-IX Joint Venture, which is now owned by the Fund VIII-IX-REIT Joint Venture; and (viii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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


ITEM 2.   PROPERTIES

The Partnership owns interests in eight properties through its investment in joint ventures of which six are office buildings and two are retail buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, these properties were 100% occupied as compared to 99% occupied as of December 31, 1999 and 1998.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                 Partnership       Percentage        Percentage
                    Number                                         Share of         of Total          of Total
    Year of           of           Square        Annualized       Annualized         Square          Annualized
     Lease          Leases          Feet         Gross Base       Gross Base          Feet           Gross Base
  Expiration       Expiring       Expiring        Rent (1)         Rent (1)         Expiring            Rent
--------------  -------------  -------------  ---------------  ----------------  ---------------  ----------------
     2001              1           22,607       $   369,852      $   119,647           6.4%             7.2%
     2002              5           29,901           389,064          198,348           8.4              7.6
     2003              8           17,542           255,611          129,487           4.9              5.0
     2004              2           70,606         1,295,628          586,080          19.9             25.3
     2005(2)           3           62,097           601,184          358,880          17.5             11.8
     2006(3)           2           75,444         1,241,556          429,636          21.3             24.3
     2007(4)           1           76,276           959,148          525,581          21.6             18.8
     2008              0                0                 0                0           0.0              0.0
     2009              0                0                 0                0           0.0              0.0
     2010              0                0                 0                0             0                0
                -------------  -------------  ---------------  ----------------  ---------------  ----------------
                      22          354,473       $ 5,112,043      $ 2,347,659           100%             100%
                =============  =============  ===============  ================  ===============  ================

            (1) Average monthly gross rent over the life of the lease, annualized.
            (2) Expiration of 57,457 square feet CH2M Hill lease, Gainesville, Florida.
            (3) Expiration of 69,424 square feet BellSouth lease, Jacksonville, Florida.
            (4)  Expiration of US Cellular lease, Madison, Wisconsin.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

          Fund VII--Fund VIII Joint Venture

          On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VII and Fund VIII Associates (the "Fund VII--Fund VIII Joint Venture"). The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 63% equity interest and Wells Fund VII holds an approximate 37% equity interest in the Fund VII--Fund VIII Joint Venture which owns and operates an office building and a retail/office building as described below. As of December 31, 2000, the Partnership had contributed $4,267,621 and Wells Fund VII had contributed $2,474,725 for a total cost of $6,742,346 to the Fund VII--Fund VIII Joint Venture for the acquisition and development of the property.

                  The Hannover Center

                  On April 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII--Fund VIII Joint Venture for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 2000, Wells Fund VII had funded approximately $1,437,801 for the development of the Hannover property in addition to the cost of the land, and the Partnership had contributed $190,311 to the joint venture for the development of the property.

                  A five-year lease has been signed with Mattress King, a mattress sale store, to occupy 6,020 square feet. The annual base rent for the first three years is $88,795, and for the last two years is $91,805. The lease will expire in 2006. Two additional tenants leased the remaining space at the property with leases to expire in 2003.

                  The average effective annual rental per square foot at the Hannover Property was $9.15 for 2000, $15.97 for 1999, $10.05
                  for 1998, and $8.92 for 1997. The occupancy as of December 31, 2000, 1999, and 1998 was 100%.

                  CH2M Hill at Gainesville

                  Wells Fund VII made an initial contribution to the Fund VII--Fund VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs expended by the Fund VII--Fund VIII Joint Venture for the purchase of a 5.0 acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet was completed in December 1995. The average effective annual rental per square foot at the Gainesville Property was $9.37 for 2000 and 1999, $9.19 for 1998, $8.63 for 1997, and
                  $8.69 for 1996. The occupancy rate at year end for 2000, 1999, and 1998 was 100%.

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

                  As of December 31, 2000, the Partnership had contributed $4,077,310, and Wells Fund VII had contributed $1,036,923 to the Fund VII--Fund VIII Joint Venture toward the completion of this project.

         Fund VI-VII-VIII Joint Venture

         On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as the Fund VI, Fund VII, and Fund VIII Associates (the "Fund VI-VII-VIII Joint Venture"). The investment objectives of Wells Fund VI are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed approximately $5,700,000 for an approximately 32.3% equity interest in the Fund VI-VII-VIII Joint Venture which owns an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina. As of December 31, 2000, Wells Fund VI had contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 34.3%, and Wells Fund VII contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33.4%, for a total of $17,700,000 to the Fund VI-VII-VIII Joint Venture for the acquisition and development of the property.

                  BellSouth Property

                  On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May

                  1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, occupying approximately 66,333 square feet and American Express Travel Related Services Company, Inc. occupying approximately 22,607 square feet. BellSouth occupied an additional 3,901 square feet in December 1996. The land purchase and construction costs, totaling approximately $9 million, were funded by capital contributions of $2,000,000 by the Partnership, $3,500,000 by Wells Fund VI and $3,500,000 by Wells Fund VII.

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

                  The average effective annual rental per square foot at the BellSouth property was $16.36 for 2000, 1999, and 1998, $16.40 for 1997 and $14.15 for 1996, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999, and 1998.

                  Tanglewood Commons Shopping Center

                  On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acre tract of real property located in Clemmons, Forsyth County, North Carolina. The land purchase costs were funded by a capital contribution made by Wells Fund VI. As of December 31, 2000, Fund VI had contributed $2,567,688, and Fund VII had contributed $2,432,312 and the Partnership had contributed $3,700,000 for the development of this project.

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

                  The average effective annual rental per square foot at Tanglewood Commons was $12.53 for 2000, $11.48 for 1999, $10.96 for 1998 and $9.12 for 1997, the first year of occupancy. The occupancy rate at year end was 100% for 2000 and 91% for 1999 and 1998.

         Fund VIII-Fund IX Joint Venture

         On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII-Fund IX Joint Venture"). The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership had contributed $15,987,323 for an approximately 55% equity interest, and Wells Fund IX had contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII-Fund IX Joint Venture.

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

                  The average effective annual rental per square foot at the US Cellular Building was $12.60 for 2000, 1999, and 1998 and $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 2000, 1999, and 1998.

                  The TCI Building

                  On October 10, 1996, the Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

                  The funds used by the Fund VIII-Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to the Fund VIII-Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership currently owns an approximate 55% equity interest in the Fund VIII-Fund IX Joint Venture.

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

                  The occupancy rate at the TCI Building at year end was 100% for 2000, 1999, and 1998. The average effective rental per square foot in the TCI Building is $11.38 for 2000, 1999, 1998, 1997, and 1996.

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

                  The average effective rental rate per square foot at the Cirrus Logic Building was $14.92 for 2000, 1999, and 1998 and $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999 ,and 1998.

         Fund VIII-Fund IX-REIT Joint Venture

         On January 10, 1997, the Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Quest Building"), formerly the Bake Parkway Building. The total consideration paid for the building was $7,193,000 excluding acquisition expenses.

         The funds used by the Fund VIII-Fund IX Joint Venture to acquire the Quest Building were derived entirely from capital contributions made to the Fund VIII-Fund IX Joint Venture by the Partnership and Wells Fund
         IX. The Partnership and Wells Fund IX made capital contributions of approximately $3,620,316 and $3,608,109, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII-Fund IX Joint Venture with respect to the Quest Building of approximately $7,228,425.

         On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. ("VIII-IX Joint Venture"), whereby Wells OP guaranteed the VIII-IX Joint Venture that it would receive rental income on the Quest Building previously leased to Matsushita Avionics at least equal to the rental and building expenses that the VIII-IX Joint Venture would have received over the remaining term of its original lease with Matsushita Avionics. Wells OP had paid approximately $543,000 in rental income guaranty payments to the VIII-IX Joint Venture through December 31, 2000, but has since ceased making such payments since the Bake Parkway Building is now fully leased to Quest.

         On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates. On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT Joint Venture. At December 31, 2000, the Partnership held an equity interest in the VIII-IX Joint Venture of 46.2%.

         A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

         Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and loans funded by Wells OP.

         The average effective rental per square foot at the Quest Building is $13.72 for 2000, $10.11 for 1999, and $10.32 for 1998. The occupancy rate at year end was 100% in 2000, 1999, 1998, and 1997.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners for the year of 2000.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2001, the Partnership had 2,764,087 outstanding Class A Units held by a total of 2,020 Limited Partners and 439,182 outstanding Class B Units held by a total of 243 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership, as of December 31, 2000, to be $11.15 per Class A Unit and $14.88 per Class B Units based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. The value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner as of December 31, 2000.

Cash distributions made to Class A Limited Partners during the two most recent fiscal years were as follows:

                        Distribution              Total
                         for Quarter               Cash            Investment        Return of
                            Ended               Distributed          Income           Capital
                 --------------------------  -----------------  ----------------  ---------------
                 March 31, 1999                    $580,710           $0.22             $0.00
                 June 30, 1999                      597,963            0.22              0.00
                 September 30, 1999                 609,288            0.23              0.00
                 December 31, 1999                  613,584            0.21              0.00
                 March 31, 2000                     623,907            0.23              0.00
                 June 30, 2000                      631,987            0.23              0.00
                 September 30, 2000                 618,292            0.12              0.11
                 December 31, 2000                  579,650            0.10              0.10

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to Limited Partners until February 2001. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.



ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996:

                                          2000            1999            1998            1997            1996
                                     --------------  --------------  --------------  --------------  --------------
Total assets                           $23,769,069     $24,960,196     $26,072,465     $27,021,694     $27,506,234
Total revenues                           1,373,795       1,360,497       1,362,513       1,204,018       1,057,694
Net income                               1,288,063       1,266,946       1,269,171       1,102,567         936,590
Net loss allocated to General
   Partners                                      0               0               0               0            (297)
Net income allocated to Class A
   limited partners                      2,294,288       2,481,559       2,431,246       1,947,536       1,207,540
Net loss allocated to Class B
   limited partners                     (1,006,225)     (1,214,613)     (1,162,075)       (844,969)       (270,653)
Net income per weighted average (1)
   Class A Limited Partner
   Unit                                $      0.84     $      0.91     $      0.86     $      0.73     $      0.46
Net loss per weighted average (1)
   Class B Limited Partner
   Unit                                      (2.19)          (2.47)          (2.12)          (1.50)          (0.47)
Cash distributions per weighted
   average (1)
Class A Limited Partner Unit:
   Investment income                          0.68            0.88            0.86            0.62            0.44
   Return of capital                          0.21            0.00            0.00            0.00            0.00

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

Results of Operations and Changes in Financial Conditions

General

Gross revenues of the Partnership were $1,373,795 for the year ended December 31, 2000, as compared to $1,360,497 for the year ended December 31, 1999 and $1,362,513 for the year ended December 31, 1998. This increase was attributable primarily to increased interest income earned on funds held by the Partnership. Expenses of the Partnership were $85,732 for 2000, as compared to $93,551 in 1999 and $93,342 in 1998. These changes were due primarily to a decrease in partnership administrative costs and legal and accounting fees. As a result, net income of the Partnership increased to $1,288,063 for the year ended December 31, 2000, as compared to $1,266,946 for the year ended December 31, 1999 and $1,269,171 for the year ended December 31, 1998.

The Partnership made cash distributions of investment income to Limited Partners holding Class A units of $0.89 per Class A unit for the year ended December 31, 2000, $0.88 per Class A unit for the year ended December 31, 1999, and $0.86 per Class A unit for the year ended December 31, 1998. The General Partners anticipate distributions per unit will continue to increase for limited partners holding Class A units in 2001. Distributions accrued for the fourth quarter of 2000 to the Limited Partners holding Class A units were paid in February 2001. No cash distributions were made to Limited Partners holding Class B units.

Property Operations

The Partnership's ownership interest in the Fund VII-Fund VIII Joint Venture is 63%, in the Fund VI-VII-VIII Joint Venture is 32%, in the Fund VIII-Fund IX Joint Venture is 55%, and in the Fund VIII-IX-REIT Joint Venture is 46%.

As of December 31, 2000, the Partnership owned equity through interests in Joint Ventures in the following operational properties:

           CH2M Hill at Gainesville/Fund VII-Fund VIII Joint Venture

                                                                               For the Year Ended December 31
                                                                        --------------------------------------------
                                                                            2000           1999             1998
                                                                        -----------     -----------      -----------
Revenues:
    Rental income                                                         $576,139        $576,139         $564,683
                                                                        -----------     -----------      -----------
Expenses:
    Depreciation                                                           263,963         263,243          251,783
    Management and leasing expenses                                         97,086         103,551           82,031
    Other operating expenses                                               (45,517)         (5,810)          49,250
                                                                        -----------     -----------      -----------
                                                                           315,532         360,984          383,064
                                                                        -----------     -----------      -----------
Net income                                                                $260,607        $215,155         $181,619
                                                                        ===========     ===========      ===========

Occupied percentage                                                            100%            100%             100%
                                                                        ===========     ===========      ===========

Partnership ownership percentage                                              63.3%           63.3%            63.3%
                                                                        ===========     ===========      ===========

Cash distribution to the Partnership                                      $329,964        $305,270         $276,044
                                                                        ===========     ===========      ===========

Net income allocated to the Partnership                                   $165,095        $136,301         $114,514
                                                                        ===========     ===========      ===========

Rental income remained relatively stable in 2000, as compared to 1999 and 1998. Management and leasing expenses were higher in 1999 due to a change in estimates of leasing fees. Other operating expenses decreased in 2000 due primarily to an increase of 2000 monthly common area maintenance billing to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Management and leasing fee reimbursement were included in other operating expenses.


The CH2M Hill Property incurred property taxes of $81,509 for 2000, $81,703 for 1999, and $79,407 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, Page 3.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                                               For the Year Ended December 31
                                                                        --------------------------------------------
                                                                            2000           1999             1998
                                                                        -----------     -----------      -----------
Revenues:
    Rental income                                                        $ 110,502       $ 192,913        $ 121,056
                                                                        -----------     -----------      -----------
Expenses:
    Depreciation                                                           111,612          84,403           43,925
    Management and leasing expenses                                         17,248          20,489           11,487
    Other operating expenses                                                85,977          20,290           20,482
                                                                        -----------     -----------      -----------
                                                                           214,837         125,182           75,894
                                                                        -----------     -----------      -----------
Net income                                                               $(104,335)      $  67,731        $  45,162
                                                                        ===========     ===========      ===========

Occupied percentage                                                            100%            100%             100%
                                                                        ===========     ===========      ===========

Partnership ownership percentage                                              63.3%           63.3%            63.3%
                                                                        ===========     ===========      ===========

Cash distribution to the Partnership                                     $       0       $  92,003        $  11,561
                                                                        ===========     ===========      ===========

Net income generated to the Partnership                                  $ (66,096)      $  42,904        $  28,554
                                                                        ===========     ===========      ===========

Rental income decreased in 2000, as compared to 1999 and 1998, due to a partial year occupancy in 2000. Net income and cash distributions to the Partnership decreased in 2000, as compared to 1999 and 1998, due to one tenant defaulting on the lease and moving out at the end of 1999. The management team is currently taking legal action against that tenant. Depreciation increased in 2000 due to a write-off of tenant improvement on the defaulted tenant. Other operating expenses increased in 2000 due primarily to an uncollectable accounts receivable recorded in this year.

Cash distribution to the Partnership was lower in 1998, as compared to 1999, due to a $44,000 in construction being funded by operating cash in 1998.

The Hannover Property incurred property taxes of $12,967 for 2000, $12,995 for 1999, and $12,668 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. refer to Item 2, Properties, page 3.

              BellSouth Property / Fund VI-VII-VIII Joint Venture

                                                                            For the Year Ended December 31
                                                                 --------------------------------------------------
                                                                      2000              1999              1998
                                                                 --------------    --------------    --------------
Revenues:
    Rental income                                                  $ 1,521,109       $ 1,521,109       $ 1,521,109
    Interest income                                                      1,997             4,763             7,806
    Other income                                                           360               360             9,373
                                                                 --------------    --------------    --------------
                                                                     1,523,466         1,526,232         1,538,288
                                                                 --------------    --------------    --------------
Expenses:
    Depreciation                                                       446,430           446,429           444,448
    Management and leasing expenses                                    193,474           192,716           190,025
    Other operating expenses                                           430,664           415,562           436,403
                                                                 --------------    --------------    --------------
                                                                     1,070,568         1,054,707         1,070,876
                                                                 --------------    --------------    --------------
Net income                                                         $   452,898       $   471,525       $   467,412
                                                                 ==============    ==============    ==============

Occupied percentage                                                        100%              100%              100%
                                                                 ==============    ==============    ==============

Partnership ownership percentage                                          32.3%             32.3%             32.3%
                                                                 ==============    ==============    ==============

Cash distribution to the Partnership                               $   301,727       $   307,919       $   305,826
                                                                 ==============    ==============    ==============

Net income allocated to the Partnership                            $   146,555       $   152,560       $   151,229
                                                                 ==============    ==============    ==============

Rental income, depreciation, and management and leasing expenses have remained relatively stable in 2000, 1999 and 1998, while other operating expenses increased, as compared to 1999, due primarily to increased janitorial expenses and expenses for an application of water repellent on the building. As a result, net income and cash distribution to the Partnership decreased in 2000.

The BellSouth Property incurred property taxes of $168,751 for 2000, $166,706 for 1999, and $171,629 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. refer to Item 2, Properties, page 3.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                               For the Year Ended December 31
                                                                      -----------------------------------------------
                                                                           2000            1999            1998
                                                                      --------------  --------------  --------------
Revenues:
    Rental income                                                         $843,761        $772,907        $737,862
    Interest income                                                          1,988          10,174          17,610
                                                                      --------------  --------------  --------------
                                                                           845,749         783,081         755,472
                                                                      --------------  --------------  --------------
Expenses:
    Depreciation                                                           268,972         255,456         244,311
    Management and leasing expenses                                         80,158          66,637          61,562
    Operating costs, net of reimbursements                                 (19,909)         67,726          49,338
                                                                      --------------  --------------  --------------
                                                                           329,221         389,819         355,211
                                                                      --------------  --------------  --------------
Net income                                                                $516,528        $393,262        $400,261
                                                                      ==============  ==============  ==============

Occupied percentage                                                            100%             91%             91%
                                                                      ==============  ==============  ==============

Partnership ownership percentage                                              32.3%           32.3%           32.3%
                                                                      ==============  ==============  ==============
Cash distributions to Partnership                                         $256,512        $211,576        $206,319
                                                                      ==============  ==============  ==============

Net income allocated to the Partnership                                   $167,097        $127,238        $129,503
                                                                      ==============  ==============  ==============

Rental income, depreciation, and management and leasing expenses increased in 2000, as compared to 1999 and 1998, due to increased occupancy at the property.

Other operating expenses decreased due to monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 under billing. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. As a result, net income and cash distribution to the Partnership increased.

The Tanglewood Commons Property incurred property taxes of $54,005 for 2000, $53,259 for 1999, and $52,229 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., refer to Item 2, Properties, page 3.

               The TCI Building--Fund VIII-Fund IX Joint Venture

                                                                               For the Year Ended December 31
                                                                       --------------------------------------------
                                                                           2000            1999            1998
                                                                       ------------    ------------    ------------
Revenues:
    Rental income                                                         $455,177        $455,178        $455,177
    Interest income                                                         34,740          25,995          32,194
                                                                       ------------    ------------    ------------
                                                                           489,917         481,173         487,371
                                                                       ------------    ------------    ------------
Expenses:
    Depreciation                                                           166,596         166,593         166,594
    Management and leasing expenses                                         17,487          17,370          17,199
    Other operating expenses                                                11,299          10,044           9,236
                                                                       ------------    ------------    ------------
                                                                           195,382         194,007         193,029
                                                                       ------------    ------------    ------------
Net income                                                                $294,535        $287,166        $294,342
                                                                       ============    ============    ============

Occupied percentage                                                            100%            100%            100%
                                                                       ============    ============    ============

Partnership ownership percentage                                              54.8%           54.8%          54.8%
                                                                       ============    ============    ============

Cash distribution to the Partnership                                      $238,889        $234,849        $235,051
                                                                       ============    ============    ============

Net income allocated to the Partnership                                   $161,395        $157,358        $158,794
                                                                       ============    ============    ============

Rental income and expenses remained constant. Total revenue and net income increased in 2000, due to fluctuations in interest rates.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

           The Quest Building (formerly the Bake Parkway Building)/
                        Fund VIII-IX-REIT Joint Venture

                                                                               For the Year Ended December 31
                                                                       --------------------------------------------
                                                                           2000            1999            1998
                                                                       ------------    ------------    ------------
Revenues:
    Rental income                                                         $891,807        $657,513        $670,792
                                                                       ------------    ------------    ------------
Expenses:
    Depreciation                                                           295,726         215,670         215,669
    Management and leasing expenses                                         52,123          24,902          26,050
    Other operating expenses                                                93,312           9,388          16,180
                                                                       ------------    ------------    ------------
                                                                           441,161         249,960         257,899
                                                                       ------------    ------------    ------------
Net income                                                                $450,646        $407,553        $412,893
                                                                       ============    ============    ============

Occupied percentage                                                            100%            100%            100%
                                                                       ============    ============    ============

Partnership ownership percentage                                              46.2%           54.8%           54.8%
                                                                       ============    ============    ============

Cash distributed to the Partnership                                       $379,933        $377,513        $358,857
                                                                       ============    ============    ============

Net income allocated to the Partnership                                   $233,302        $223,326        $222,754
                                                                       ============    ============    ============

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII,L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded by Wells OP.

Rental income and management and leasing fees have increased in 2000, as compared to 1999 and 1998, due to the increased rental rate on the Quest lease. Depreciation has increased due to the tenant improvement placed in service in 2000. Other operating expenses increased in 2000 due primarily to a write-off of prior year straight-line rent related to a prior tenant.

           The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture

                                                                               For the Year Ended December 31
                                                                       --------------------------------------------
                                                                           2000            1999            1998
                                                                       ------------    ------------    ------------
Revenues:
    Rental income                                                         $738,156        $738,156        $738,156
                                                                       ------------    ------------    ------------
Expenses:
    Depreciation                                                           291,063         291,063         291,064
    Management and leasing expenses                                         48,513          44,329          39,149
    Operating costs, net of reimbursements                                   5,833         (81,061)         62,038
                                                                       ------------    ------------    ------------
                                                                           345,409         254,331         392,251
                                                                       ------------    ------------    ------------
Net income                                                                $392,747        $483,825        $345,905
                                                                       ============    ============    ============

Occupied percentage                                                            100%            100%            100%
                                                                       ============    ============    ============

Partnership ownership percentage                                              54.8%           54.8%          54.8%
                                                                       ============    ============    ============

Cash distributions to Partnership                                         $340,476        $390,372        $309,040
                                                                       ============    ============    ============

Net income allocated to the Partnership                                   $215,212        $265,120        $185,782
                                                                       ============    ============    ============

Rental income, depreciation, and management and leasing fees remained relatively stable while other operating expenses increased for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to an adjustment for common area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenants. The decrease in other operating expenses from 1998 to 1999 was due to an adjustment for property taxes billed to tenants. Management fees reimbursed by the tenant are also included in other operating expenses.

The building incurred property taxes of $231,696 for 2000, $215,174 for 1999, and $101,229 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

           The US Cellular Building/Fund VIII-Fund IX Joint Venture

                                                                               For the Year Ended December 31
                                                                       --------------------------------------------
                                                                           2000            1999            1998
                                                                       ------------    ------------    ------------
Revenues:
    Rental income                                                      $1,282,076      $1,282,078      $1,282,076
                                                                       ----------      ----------      ----------
Expense:
    Depreciation                                                          601,651         601,652         601,509
    Management and leasing expenses                                       139,719         129,474         139,396
    Operating costs, net of reimbursements                                (80,889)         84,345        (118,009)
                                                                       ----------      ----------      ----------
                                                                          660,460         815,471         622,896
                                                                       ----------      ----------      ----------
Net income                                                             $  621,596      $  466,607      $  659,180
                                                                       ===========     ===========     ===========

 Occupied percentage                                                          100%            100%            100%
                                                                       ===========     ===========     ===========

Partnership ownership percentage                                             54.8%           54.8%           54.8%
                                                                       ===========     ===========     ===========

Cash distributions to Partnership                                      $   666,930     $   569,345     $   647,955
                                                                       ===========     ===========     ===========

Net income allocated to the Partnership                                $   340,614     $   255,685     $   355,237
                                                                       ===========     ===========     ===========

Net income increased for the year ended December 31, 2000, as compared to 1999, due to an increase in common area maintenance reimbursements billed to tenants due to a large credit for 1998 that was applied to the tenants in 1999 but not in 2000. Net income decreased for the year ended December 31, 1999, as compared to 1998, due to a decrease in common area maintenance reimbursements billed to tenants in 1999, due to overbilling of property tax in 1998. The credit for 1998 was approximately $100,000 and was credited to the tenants in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. Management fee reimbursement is also included in operating costs. The building incurred property taxes of $47,654 for 2000, $49,173 for 1999, and $50,825 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources

During its offering, which terminated on January 5, 1996 the Partnership raised a total of $32,042,689 in capital through the sale of 3,204,269 Units. No additional units will be sold by the Partnership. As of December 31, 2000, the Partnership incurred $6,087,744 in acquisition and advisory fees, selling commissions and organizational and offering expenses, a repurchase of $8,000 limited partnership units, and investment by the Partnership of $25,954,945 in Joint Ventures.

The Partnership's net cash used in operating activities decreased to $68,968, in 2000, as compared to $87,298 in 1999, due primarily to increased net income and an increase in accounts payable. Net cash provided by investing activities of $2,474,151 in 2000 is primarily the result of distributions received from the joint ventures. Net cash used in financing activities has increased due primarily to increased Partnership distributions.

The Partnership's distributions paid and payable through the fourth quarter of 2000 have been paid from net cash from operations and a return of capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B unitholders for 2000. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

                                   PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

Wells Partners, L.P. is a private Georgia limited partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.


ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

                                                                                                   (C)
                                                                                          --------------------
                  (A)                                            (B)                               Cash
           Name of Individual                        Capacities in Which Served           --------------------
           or Number in Group                           Form of Compensation                   Compensation
-------------------------------------------  -------------------------------------------  --------------------
                                             Property Manager-Management
Wells Management Company, Inc.               and Leasing Fees                                  $246,937(1)

         (1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2000.

            (1)                            (2)                            (3)                          (4)
                                   Name and Address of             Amount and Nature of
       Title of Class                Beneficial Owner              Beneficial Ownership           Percent of Class
-----------------------------  ------------------------------  ---------------------------  ---------------------------
                                                               140.88 units (IRA, 401(k)
Class A units                  Leo F. Wells, III               Plan)                        Less than 1%

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

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. received $246,937 in cash compensation for the year ended December 31, 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2000.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-26 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission for the year of 2000.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.





           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                        Wells Real Estate Fund VIII, L.P.
                                        (Registrant)



                                        By:  /s/ Leo F. Wells, III
                                             ----------------------------------
                                             Leo F. Wells, III
                                        Individual General Partner and as
                                        President and Chief Financial Officer
                                        of Wells Capital, Inc., the Corporate
                                        General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

        Signature                            TITLE                            Date
----------------------------- ----------------------------------- ---------------------------


/s/ Leo F. Wells, III
-----------------------------
Leo F. Wells, III             Individual General Partner,         March 27, 2001
                              President and Sole Director of
                              Wells Capital, Inc., the Corporate
                              General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                         Financial Statements                                                Page
-----------------------------------------------------------------------------------------------------    ------------
Independent Auditors' Report                                                                                   F2

Balance Sheets as of December 31, 2000 and 1999                                                                F3

Statements of Income for the Years ended December 31, 2000, 1999, and 1998                                     F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998                          F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                                 F6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                                            F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Wells Real Estate Fund VIII, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VIII, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP





Atlanta, Georgia
January 30, 2001

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                                   ASSETS

                                                                                        2000             1999
                                                                                   --------------   --------------
INVESTMENT IN JOINT VENTURES                                                         $23,179,647      $24,323,418

CASH AND CASH EQUIVALENTS                                                                 18,722          100,902

DUE FROM AFFILIATES                                                                      568,670          535,876

PREPAIDS AND OTHER ASSETS                                                                  2,030                0
                                                                                   --------------   --------------
              Total assets                                                           $23,769,069      $24,960,196
                                                                                   ==============   ==============

                                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Partnership distributions payable                                                $   580,749      $   614,277
    Accounts payable                                                                       8,173                0
                                                                                   --------------   --------------
                                                                                         588,922          614,277
                                                                                   --------------   --------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,764,087 units and 2,728,425 units as of December 31, 2000
           and 1999, respectively                                                     23,180,147       23,341,878
       Class B--439,182 units and 474,844 units as of December 31, 2000 and
           1999, respectively                                                                  0        1,004,041
                                                                                   --------------   --------------
              Total partners' capital                                                 23,180,147       24,345,919
                                                                                   --------------   --------------
              Total liabilities and partners' capital                                $23,769,069      $24,960,196
                                                                                   ==============   ==============

     The accompanying notes are an integral part of these balance sheets.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                          2000             1999             1998
                                                                    ---------------- ---------------- ----------------
REVENUES:
    Equity in income of joint ventures                                 $  1,363,174     $  1,360,494     $  1,346,367
    Interest income                                                          10,621                3           16,146
                                                                    ---------------- ---------------- ----------------
                                                                          1,373,795        1,360,497        1,362,513
                                                                    ---------------- ---------------- ----------------
EXPENSES:
    Partnership administration                                               51,445           53,499           59,470
    Legal and accounting                                                     21,214           23,016           15,355
    Amortization of organization costs                                            0            6,250            6,250
    Other                                                                    13,073           10,786           12,267
                                                                    ---------------- ---------------- ----------------
                                                                             85,732           93,551           93,342
                                                                    ---------------- ---------------- ----------------
NET INCOME                                                             $  1,288,063     $  1,266,946     $  1,269,171
                                                                    ================ ================ ================

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                       $  2,294,288     $  2,481,559     $  2,431,246
                                                                    ================ ================ ================

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                         $ (1,006,225)    $ (1,214,613)    $ (1,162,075)
                                                                    ================ ================ ================

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT           $       0.84     $       0.91     $       0.86
                                                                    ================ ================ ================

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT             $      (2.19)    $      (2.47)    $      (2.12)
                                                                    ================ ================ ================

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER
    UNIT                                                               $       0.89     $       0.88     $       0.86
                                                                    ================ ================ ================

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                          Limited Partners                             Total
                                                    ------------------------------------------------------------
                                                               Class A                       Class B                  Partners'
                                                    -----------------------------  -----------------------------
                                                       Units           Amount          Units          Amount           Capital
                                                    ------------   --------------  ------------   --------------   --------------
BALANCE, December 31, 1997                            2,643,680      $ 22,828,363      559,589     $  3,662,617      $ 26,490,980

    Net income (loss)                                         0         2,431,246            0       (1,162,075)        1,269,171
    Partnership distributions                                 0        (2,279,634)           0                0        (2,279,634)
    Class B conversion elections                         30,904           133,071      (30,904)        (133,071)                0
                                                    ------------   --------------  ------------   --------------   --------------
BALANCE, December 31, 1998                            2,674,584        23,113,046      528,685        2,367,471        25,480,517

    Net income (loss)                                         0         2,481,559            0       (1,214,613)        1,266,946
    Partnership distributions                                 0        (2,401,544)           0                0        (2,401,544)
    Class B conversion elections                         53,841           148,817      (53,841)        (148,817)                0
                                                    ------------   --------------  ------------   --------------   --------------
BALANCE, December 31, 1999                            2,728,425        23,341,878      474,844        1,004,041        24,345,919

    Net income (loss)                                         0         2,294,288            0       (1,006,225)        1,288,063
    Partnership distributions                                 0        (2,453,835)           0                0        (2,453,835)
    Class B conversion elections                         35,662            (2,184)     (35,662)           2,184                 0
                                                    ------------   --------------  ------------   --------------   --------------
BALANCE, December 31, 2000                            2,764,087      $ 23,180,147      439,182     $          0      $ 23,180,147
                                                    ============   ==============  ============   ==============   ==============

       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           2000           1999           1998
                                                                      -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                          $ 1,288,063    $ 1,266,946     $ 1,269,171
                                                                      -------------- -------------- --------------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                            (1,363,174)    (1,360,494)     (1,346,367)
           Amortization of organization costs                                     0          6,250           6,250
           Changes in assets and liabilities:
              Prepaid expenses and other assets                              (2,030)             0           7,000
              Accounts payable and accrued expenses                           8,173              0               0
                                                                      -------------- -------------- --------------
                 Total adjustments                                       (1,357,031)    (1,354,244)     (1,333,117)
                                                                      -------------- -------------- --------------
                 Net cash used in operating activities                      (68,968)       (87,298)        (63,946)
                                                                      -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint ventures                                                  0              0        (694,758)
    Purchase of joint venture interest                                            0              0      (1,156,101)
    Distributions received from joint ventures                            2,474,151      2,558,623       2,293,504
                                                                      -------------- -------------- --------------
                 Net cash provided by investing activities                2,474,151      2,558,623         442,645
                                                                      -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings            (914,092)             0               0
    Distributions to partners from accumulated earnings                  (1,573,271)    (2,379,215)     (2,218,400)
                                                                      -------------- -------------- --------------
                 Net cash used in financing activities                   (2,487,363)    (2,379,215)     (2,218,400)
                                                                      -------------- -------------- --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (82,180)        92,110      (1,839,701)

CASH AND CASH EQUIVALENTS, beginning of year                                100,902          8,792       1,848,493
                                                                      -------------- -------------- --------------
CASH AND CASH EQUIVALENTS, end of year                                  $    18,722    $   100,902     $     8,792
                                                                      ============== ============== ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
       Deferred project costs contributed to joint ventures             $         0    $         0     $   103,318
                                                                      ============== ============== ==============


       The accompanying notes are an integral part of these statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

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

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Jacksonville, Florida (the "BellSouth property"); (ii) a retail shopping center in Clemmons, Forsyth County, North Carolina; (iii) an office building in Gainesville, Florida;
     (iv) a retail office building located in Stockbridge, Georgia; (v) an office building in Madison, Wisconsin (the "U.S. Cellular Building"); (vi) an office building in Farmers Branch, Texas (the "Dallas property"); (vii) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"); (viii) a two-story office building in Orange County, California (the "Quest Building," formerly the "Matsushita Building").

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

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

         Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

         Revenue Recognition

         All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

         Partners' Distributions and Allocations of Profit and Loss

         Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the individual joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

         Deferred Lease Acquisition Costs

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2000, 1999, and 1998 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2000 and 1999 represents the Partnership's share of cash distributed from its joint venture investments for the fourth quarters of 2000 and 1999:

                                                                     2000           1999
                                                                -------------- --------------
           Fund VI, VII, and VIII Associates                        $126,660     $  82,364
           Fund VII and VIII Associates                               55,581        84,460
           Fund VIII and IX Associates                               386,429       369,052
                                                                -------------- --------------
                                                                    $568,670      $535,876
                                                                ============== ==============

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $246,937, $238,682, and $200,145 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                                     2000                           1999
                                                       ------------------------------ ------------------------------
                                                            Amount         Percent         Amount         Percent
                                                       ---------------- ------------- ---------------- -------------
     Fund VI, VII, and VIII Associates                   $  5,006,987          32%      $  5,251,652        33%
     Fund VII and VIII Associates                           3,566,648          63          3,790,050        63
     Fund VIII and IX Associates                           14,606,012          55         15,281,716        55
                                                       ----------------               ----------------
                                                          $23,179,647                    $24,323,418
                                                       ================               ================

     The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 2000 and 1999:

                                                                                        2000             1999
                                                                                   --------------   --------------
     Investment in joint ventures, beginning of year                                 $24,323,418      $25,451,768
     Equity in income of joint ventures                                                1,363,174        1,360,494
     Distributions from joint ventures                                                (2,506,945)      (2,488,844)
                                                                                   --------------   --------------
     Investment in joint ventures, end of year                                       $23,179,647      $24,323,418
                                                                                   ==============   ==============

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

     Following are the financial statements for Fund VI, VII, and VIII
     Associates:

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                         Assets

                                                                                        2000             1999
                                                                                  ---------------  ---------------
Real estate assets, at cost:
    Land                                                                            $  4,461,819     $  4,461,819
    Building and improvements, less accumulated depreciation of $3,031,152
       in 2000 and $2,315,750 in 1999                                                 10,074,417       10,657,052
    Construction in progress                                                               3,797                0
                                                                                  ---------------  ---------------
              Total real estate assets                                                14,540,033       15,118,871
Cash and cash equivalents                                                                606,802          736,202
Accounts receivable                                                                      330,031          255,221
Prepaid expenses and other assets                                                        487,645          545,816
                                                                                  ---------------  ---------------
              Total assets                                                           $15,964,511      $16,656,110
                                                                                  ===============  ===============


                           Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                              $       65,442   $       84,159
    Partnership distributions payable                                                    408,291          324,100
    Due to affiliates                                                                     15,407           16,281
                                                                                  ---------------  ---------------
              Total liabilities                                                          489,140          424,540
                                                                                  ---------------  ---------------
Partners' capital:
    Wells Real Estate Fund VI                                                          5,300,368        5,559,369
    Wells Real Estate Fund VII                                                         5,168,016        5,420,549
    Wells Real Estate Fund VIII                                                        5,006,987        5,251,652
                                                                                  ---------------  ---------------
              Total partners' capital                                                 15,475,371       16,231,570
                                                                                  ---------------  ---------------
              Total liabilities and partners' capital                                $15,964,511      $16,656,110
                                                                                  ===============  ===============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000            1999            1998
                                                                     --------------  --------------  --------------
Revenues:
    Rental income                                                      $2,364,871       $2,294,016      $2,258,971
    Interest income                                                         3,985           14,937          25,416
    Other income                                                              360              360           9,373
                                                                     --------------  --------------  --------------
                                                                        2,369,216        2,309,313       2,293,760
                                                                     --------------  --------------  --------------
Expenses:
    Depreciation                                                          715,402          701,885         688,759
    Operating costs, net of reimbursements                                371,191          444,156         451,299
    Management and leasing fees                                           273,632          259,352         251,587
    Legal and accounting                                                    7,650           10,286           9,205
    Partnership administration                                             30,330           27,804          25,109
    Computer costs                                                          1,585            1,043             128
                                                                     --------------  --------------  --------------
                                                                        1,399,790        1,444,526       1,426,087
                                                                     --------------  --------------  --------------
Net income                                                            $   969,426      $   864,787     $   867,673
                                                                     ==============  ==============  ==============

Net income allocated to Wells Real Estate Fund VI                     $   332,032      $   296,193     $   297,181
                                                                     ==============  ==============  ==============

Net income allocated to Wells Real Estate Fund VII                    $   323,741      $   288,796     $   289,760
                                                                     ==============  ==============  ==============

Net income allocated to Wells Real Estate Fund VIII                   $   313,653      $   279,798     $   280,732
                                                                     ==============  ==============  ==============

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                    Wells Real       Wells Real        Wells Real          Total
                                                      Estate           Estate            Estate           Partners'
                                                     Fund VI          Fund VII          Fund VIII          Capital
                                                ----------------- ----------------- ----------------- -----------------
Balance, December 31, 1997                           $6,058,082       $5,906,810        $5,722,761       $17,687,653
    Net income                                          297,181          289,760           280,732           867,673
    Partnership distributions                          (542,153)        (528,615)         (512,146)       (1,582,914)
                                                ----------------- ----------------- ----------------- -----------------
Balance, December 31, 1998                            5,813,110        5,667,955         5,491,347        16,972,412
    Net income                                          296,193          288,796           279,798           864,787
    Partnership distributions                          (549,934)        (536,202)         (519,493)       (1,605,629)
                                                ----------------- ----------------- ----------------- -----------------
Balance, December 31, 1999                            5,559,369        5,420,549         5,251,652        16,231,570
    Net income                                          332,032          323,741           313,653           969,426
    Partnership distributions                          (591,033)        (576,274)         (558,318)       (1,725,625)
                                                ----------------- ----------------- ----------------- -----------------
Balance, December 31, 2000                           $5,300,368       $5,168,016        $5,006,987       $15,475,371
                                                ================= ================= ================= =================

                       Fund VI, VII, and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000            1999            1998
                                                                     --------------  --------------  --------------
Cash flows from operating activities:
    Net income                                                         $   969,426      $   864,787     $   867,673
                                                                     --------------  --------------  --------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                    715,402          701,885         688,759
           Changes in assets and liabilities:
           Accounts receivable                                             (74,810)         (71,269)        (79,931)
           Prepaid expenses and other assets                                58,171           87,773          79,225
           Accounts payable                                                (18,717)          32,133           6,234
           Due to affiliates                                                  (874)           6,546           4,558
                                                                     --------------  --------------  --------------
              Total adjustments                                            679,172          757,068         698,845
                                                                     --------------  --------------  --------------
              Net cash provided by operating activities                  1,648,598        1,621,855       1,566,518
                                                                     --------------  --------------  --------------
Cash flows from investing activities:

    Decrease in construction payables                                            0                0         (55,000)
    Investment in real estate                                             (136,564)         (64,749)       (140,590)
                                                                     --------------  --------------  --------------
              Net cash used in investing activities                       (136,564)         (64,749)       (195,590)
                                                                     --------------  --------------  --------------
Cash flows from financing activities:
    Distributions to joint venture partners                             (1,641,434)      (1,621,225)     (1,629,608)
                                                                     --------------  --------------  --------------
Net decrease in cash and cash equivalents                                 (129,400)         (64,119)       (258,680)
Cash and cash equivalents, beginning of year                               736,202          800,321       1,059,001
                                                                     --------------  --------------  --------------
Cash and cash equivalents, end of year                                 $   606,802      $   736,202     $   800,321
                                                                     ==============  ==============  ==============

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

The following are the financial statements for Fund VII and VIII Associates:

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                           Assets
                                                                                          2000            1999
                                                                                     --------------  --------------
Real estate assets, at cost:
    Land                                                                               $   822,320     $   822,320
    Building and improvements, less accumulated depreciation of $1,396,480 in
       2000 and $1,056,143 in 1999                                                       4,545,871       4,864,790
    Personal property, less accumulated depreciation of $151,423 in 2000 and
       $116,185 in 1999                                                                    146,460         181,212
                                                                                     --------------  --------------
              Total real estate assets                                                   5,514,651       5,868,322
Cash and cash equivalents                                                                   76,565          68,008
Accounts receivable                                                                         70,209         111,285
Prepaid expenses and other assets                                                           70,969          90,350
                                                                                     --------------  --------------
              Total assets                                                             $ 5,732,394     $ 6,137,965
                                                                                     ==============  ==============

                                Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                   $    13,160     $    20,761
    Due to affiliates                                                                        2,497           2,227
    Partnership distributions payable                                                       87,738         133,324
                                                                                     --------------  --------------
              Total liabilities                                                            103,395         156,312
                                                                                     --------------  --------------
Partners' capital:
    Wells Real Estate Fund VII                                                           2,062,351       2,191,603
    Wells Real Estate Fund VIII                                                          3,566,648       3,790,050
                                                                                     --------------  --------------
              Total partners' capital                                                    5,628,999       5,981,653
                                                                                     --------------  --------------
              Total liabilities and partners' capital                                  $ 5,732,394     $ 6,137,965
                                                                                     ==============  ==============

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000          1999          1998
                                                                          ------------  ------------  ------------
Revenues:
    Rental income                                                            $686,642       $769,052      $685,637
    Other income                                                                  360            300             0
                                                                          ------------  ------------  ------------
                                                                              687,002        769,352       685,637
                                                                          ------------  ------------  ------------
Expenses:
    Depreciation                                                              375,575        347,646       295,708
    Management and leasing fees                                               114,334        124,040        93,519
    Legal and accounting                                                       20,113         13,952         9,450
    Partnership administration                                                 26,162         29,182        26,095
    Bad debt expense                                                           42,564              0             0
    Operating costs, net of reimbursements                                     48,019        (28,354)       34,084
                                                                          ------------  ------------  ------------
                                                                              530,731        486,466       458,856
                                                                          ------------  ------------  ------------
Net income                                                                   $156,271       $282,886      $226,781
                                                                          ============  ============  ============

Net income allocated to Wells Real Estate Fund VII                           $ 57,275       $103,681      $ 83,713
                                                                          ============  ============  ============

Net income allocated to Wells Real Estate Fund VIII                          $ 98,996       $179,205      $143,068
                                                                          ============  ============  ============

                         Fund VII And VIII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                        Wells Real       Wells Real         Total
                                                                          Estate           Estate         Partners'
                                                                         Fund VII        Fund VIII         Capital
                                                                      --------------  --------------  --------------
Balance, December 31, 1997                                              $2,376,818      $3,873,022       $6,249,840
    Net income                                                              83,713         143,068          226,781
    Partnership contributions                                               25,800         279,626          305,426
    Partnership distributions                                             (168,570)       (287,602)        (456,172)
                                                                      --------------  --------------  --------------
Balance, December 31, 1998                                               2,317,761       4,008,114        6,325,875
    Net income                                                             103,681         179,205          282,886
    Partnership distributions                                             (229,839)       (397,269)        (627,108)
                                                                      --------------  --------------  --------------
Balance, December 31, 1999                                               2,191,603       3,790,050        5,981,653
    Net income                                                              57,275          98,996          156,271
    Partnership distributions                                             (186,527)       (322,398)        (508,925)
                                                                      --------------  --------------  --------------
Balance, December 31, 2000                                              $2,062,351      $3,566,648       $5,628,999
                                                                      ==============  ==============  ==============

                         Fund VII and VIII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                              2000          1999           1998
                                                                         -------------  -------------  -------------
Cash flows from operating activities:

    Net income                                                            $   156,271    $   282,886    $  226,781
                                                                         -------------  -------------  -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                       375,575        347,646       295,708
           Changes in assets and liabilities:
              Accounts receivable                                              41,076        (62,704)      (34,183)
              Prepaid expenses and other assets                                19,381         13,919       (26,375)
              Accounts payable                                                 (7,601)        (3,707)       (2,485)
              Due to affiliates                                                   270            727           656
                                                                         -------------  -------------  -------------
                 Total adjustments                                            428,701        295,881       233,321
                                                                         -------------  -------------  -------------
                 Net cash provided by operating activities                    584,972        578,767       460,102
                                                                         -------------  -------------  -------------
Cash flows from investing activities:

    Investment in real estate                                                 (21,904)        (5,294)     (406,380)
                                                                         -------------  -------------  -------------
Cash flows from financing activities:
    Contributions from partners                                                     0              0       293,511
    Distributions to joint venture partners                                  (554,511)      (630,161)     (460,759)
                                                                         -------------  -------------  -------------
                 Net cash used in financing activities                       (554,511)      (630,161)     (167,248)
                                                                         -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                            8,557        (56,688)     (113,526)
Cash and cash equivalents, beginning of year                                   68,008        124,696       238,222
                                                                         -------------  -------------  -------------
Cash and cash equivalents, end of year                                    $    76,565    $    68,008    $  124,696
                                                                         =============  =============  =============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture                   $         0    $         0    $   11,915
                                                                         =============  =============  =============

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

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita

Building) to the joint venture. The
Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

Following are the financial statements for Fund VIII and IX Associates:

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                         Assets

                                                                                        2000              1999
                                                                                  ---------------   ---------------
Real estate assets, at cost:
    Land                                                                            $  2,503,586      $  4,724,579
    Building and improvements, less accumulated depreciation of $3,907,439
       in 2000 and $3,495,138 in 1999                                                 16,611,991        22,416,032
                                                                                  ---------------   ---------------
              Total real estate assets                                                19,115,577        27,140,611
Cash and cash equivalents                                                                826,248           866,510
Accounts receivable                                                                      613,445           691,752
Due from affiliates                                                                      149,060                 0
Investment in limited partnerships                                                     6,835,000                 0
Prepaid expenses and other assets                                                        138,558           176,723
                                                                                  ---------------   ---------------
              Total assets                                                          $ 27,677,888      $ 28,875,596
                                                                                  ===============   ===============

                             Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                $    288,369      $    283,548
    Due to affiliates                                                                     29,418            30,547
    Partnership distributions payable                                                    705,204           673,493
                                                                                  ---------------   ---------------
              Total liabilities                                                        1,022,991           987,588
                                                                                  ---------------   ---------------
Partners' capital:
    Wells Real Estate Fund VIII                                                       14,606,012        15,281,716
    Wells Real Estate Fund IX                                                         12,048,885        12,606,292
                                                                                  ---------------   ---------------
              Total partners' capital                                                 26,654,897        27,888,008
                                                                                  ---------------   ---------------
              Total liabilities and partners' capital                               $ 27,677,888      $ 28,875,596
                                                                                  ===============   ===============

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000            1999            1998
                                                                     -------------    -------------   -------------
Revenues:
    Rental income                                                      $2,804,167       $3,132,925      $3,146,201
    Equity in income of joint venture                                     285,006                0               0
    Interest income                                                        34,741           25,995          32,194
    Other income                                                           13,074                0               0
                                                                     -------------    -------------   -------------
                                                                        3,136,988        3,158,920       3,178,395
                                                                     -------------    -------------   -------------
Expenses:
    Depreciation                                                        1,167,145        1,274,978       1,274,836
    Management and leasing fees                                           203,445          216,075         221,794
    Property administration expenses                                       35,378           30,249          29,299
    Legal and accounting                                                   17,461           15,632          22,806
    Operating costs, net of reimbursements                                (21,078)         (23,165)        (82,660)
                                                                     -------------    -------------   -------------
                                                                        1,402,351        1,513,769       1,466,075
                                                                     -------------    -------------   -------------
Net income                                                             $1,734,637       $1,645,151      $1,712,320
                                                                     =============    =============   =============

Net income allocated to Wells Real Estate Fund VIII                    $  950,525       $  901,489      $  922,567
                                                                     =============    =============   =============

Net income allocated to Wells Real Estate Fund IX                      $  784,112       $  743,662      $  789,753
                                                                     =============    =============   =============

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                  Wells Real        Wells Real           Total
                                                                    Estate            Estate           Partners'
                                                                   Fund VIII          Fund IX           Capital
                                                                ---------------   ---------------   ---------------
Balance, December 31, 1997                                         $14,906,093       $14,849,125       $29,755,218
    Net income                                                         922,567           789,753         1,712,320
    Transfer of joint venture interest                               1,156,101        (1,156,101)                0
    Partnership contributions                                          518,450                 0           518,450
    Partnership distributions                                       (1,550,904)       (1,323,298)       (2,874,202)
                                                                ---------------   ---------------   ---------------
Balance, December 31, 1998                                          15,952,307        13,159,479        29,111,786
    Net income                                                         901,489           743,662         1,645,151
    Partnership distributions                                       (1,572,080)       (1,296,849)       (2,868,929)
                                                                ---------------   ---------------   ---------------
Balance, December 31, 1999                                          15,281,716        12,606,292        27,888,008
    Net income                                                         950,525           784,112         1,734,637
    Partnership distributions                                       (1,626,229)       (1,341,519)       (2,967,748)
                                                                ---------------   ---------------   ---------------
Balance, December 31, 2000                                         $14,606,012       $12,048,885       $26,654,897
                                                                ===============   ===============   ===============

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                          2000             1999            1998
                                                                      -------------   -------------   -------------
Cash flows from operating activities:
    Net income                                                         $ 1,734,637      $ 1,645,151   $  1,712,320
                                                                      -------------   -------------   -------------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
         Equity in income of joint venture                                (285,006)               0              0
         Depreciation                                                    1,167,145        1,274,978      1,274,836
         Changes in assets and liabilities:
              Accounts receivable                                           78,307         (187,144)      (115,261)
              Prepaid expenses and other assets                             38,165           32,606         28,381
              Accounts payable                                               4,821           94,407         49,288
              Due to affiliates                                             (1,129)           3,920          6,228
                                                                      -------------   -------------   -------------
                 Total adjustments                                       1,002,303        1,218,767      1,243,472
                                                                      -------------   -------------   -------------
                 Net cash provided by operating activities               2,736,940        2,863,918      2,955,792
                                                                      -------------   -------------   -------------
Cash flows from investing activities:

    Decrease in construction payables                                            0                0       (248,870)
    Investment in real estate                                                    0           (3,500)      (534,944)
    Distributions received from joint venture                              158,835                0              0
                                                                      -------------   -------------   -------------
                 Net cash provided by (used in) investing
                     activities                                            158,835           (3,500)      (783,814)
                                                                      -------------   -------------   -------------
Cash flows from financing activities:

    Contributions from joint venture partners                                    0                0        486,098
    Distributions to joint venture partners                             (2,936,037)      (2,901,686)    (2,838,736)
                                                                      -------------   -------------   -------------
                 Net cash used in financing activities                  (2,936,037)      (2,901,686)    (2,352,638)
                                                                      -------------   -------------   -------------
Net decrease in cash and cash equivalents                                  (40,262)         (41,268)      (180,660)
Cash and cash equivalents, beginning of year                               866,510          907,778      1,088,438
                                                                      -------------   -------------   -------------
Cash and cash equivalents, end of year                                 $   826,248      $   866,510   $    907,778
                                                                      =============   =============   =============

Supplemental disclosure of noncash activities:


    Deferred project costs contributed to joint venture                $         0      $         0   $     32,352
                                                                      =============   =============   =============

    Real estate contributed to joint venture                           $ 6,857,889      $         0   $          0
                                                                      =============   =============   =============

Fund VIII, IX, and REIT Joint Venture

On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties.

On July 1, 2000, Fund VIII and IX contributed the Quest Building (formerly the Matsushita Building) to the joint venture. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. Wells REIT contributed $1,282,111 to the Fund VIII, IX, and REIT Joint Venture during 2000. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre trace of land in Irvine, California.

Following are the financial statements for Fund VIII, IX, and REIT Joint
Venture:

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheet
                               December 31, 2000

                                       Assets

Real estate assets, at cost:

    Land                                                                                                $2,220,993
    Building and improvements, less accumulated depreciation of $187,891                                 5,408,892
                                                                                                      --------------
              Total real estate assets                                                                   7,629,885
Cash and cash equivalents                                                                                  170,664
Accounts receivable                                                                                        197,802
Prepaid expenses and other assets                                                                          283,864
                                                                                                      --------------
              Total assets                                                                              $8,282,215
                                                                                                      ==============


                           Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                                  $   170,664
                                                                                                      --------------
Partners' capital:
    Fund VIII and IX Associates                                                                          6,835,000
    Wells Operating Partnership, L.P.                                                                    1,276,551
                                                                                                      --------------
              Total partners' capital                                                                    8,111,551
                                                                                                      --------------
              Total liabilities and partners' capital                                                   $8,282,215
                                                                                                      ==============

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                              Statement of Income
                  for the Six Months Ended December 31, 2000

Revenues:
    Rental income                                                                                        $ 563,049
                                                                                                       -------------
Expenses:
    Depreciation                                                                                           187,891
    Management and leasing fees                                                                             54,395
    Property administration expenses                                                                         5,692
    Operating costs, net of reimbursements                                                                   5,178
                                                                                                       -------------
                                                                                                           253,156
                                                                                                       -------------
Net income                                                                                               $ 309,893
                                                                                                       =============

Net income allocated to Fund VIII and IX Associates                                                      $ 285,006
                                                                                                       =============
Net income allocated to Wells Operating Partnership, L.P.                                                $  24,887
                                                                                                       =============

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
                  for the Six Months Ended December 31, 2000

                                                                Fund VIII             Wells              Total
                                                                  and IX            Operating          Partners'
                                                                Associates      Partnership, L.P.       Capital
                                                              --------------  --------------------  --------------
Balance, July 1, 2000                                          $          0    $              0      $          0
    Net income                                                      285,006              24,887           309,893
    Partnership contributions                                     6,857,889           1,282,111         8,140,000
    Partnership distributions                                      (307,895)            (30,447)         (338,342)
                                                              --------------  --------------------  --------------
Balance, December 31, 2000                                     $  6,835,000    $      1,276,551      $  8,111,551
                                                              ==============  ====================  ==============

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statement of Cash Flows
                  for the Six Months Ended December 31, 2000

     Cash flows from operating activities:
         Net income                                                                                          $   309,893
                                                                                                           ---------------
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation                                                                                       187,891
              Changes in assets and liabilities:
                   Accounts receivable                                                                          (197,802)
                   Prepaid expenses and other assets                                                            (283,864)
                                                                                                           ---------------
                      Total adjustments                                                                         (293,775)
                                                                                                           ---------------
                      Net cash provided by operating activities                                                   16,118
                                                                                                           ---------------
     Cash flows from investing activities:

         Investment in real estate                                                                              (959,887)
                                                                                                           ---------------
     Cash flows from financing activities:

         Contributions from joint venture partners                                                             1,282,111
         Distributions to joint venture partners                                                                (167,678)
                                                                                                           ---------------
                      Net cash provided by financing activities                                                1,114,433
                                                                                                           ---------------
     Net increase in cash and cash equivalents                                                                   170,664
     Cash and cash equivalents, beginning of period                                                                    0
                                                                                                           ---------------
     Cash and cash equivalents, end of year                                                                  $   170,664
                                                                                                           ===============

     Supplemental disclosure of noncash activities:
         Real estate contribution received from joint venture partner                                        $ 6,857,889
                                                                                                           ===============

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                             2000            1999            1998
                                                                        --------------  --------------  --------------
     Financial statement net income                                        $1,288,063      $1,266,946      $1,269,171
     Increase (decrease) in net income resulting from:
         Depreciation expense for financial reporting purposes in
            excess of amounts for income tax purposes                         561,059         494,088         486,066
         Expenses deductible when paid for income tax purposes,
            accrued for financial reporting purposes                             (847)          4,682           5,249
         Rental income accrued for financial reporting purposes
            in excess of amounts for income tax purposes                     (123,273)        (75,301)        (59,723)
         Other                                                                (17,571)        (17,571)        (17,571)
                                                                        --------------  --------------  --------------
     Income tax basis net income                                           $1,707,431      $1,672,844      $1,683,192
                                                                        ==============  ==============  ==============

     The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                           2000            1999            1998
                                                                      --------------  --------------  --------------
     Financial statement partners' capital                              $23,180,147     $24,345,919     $25,480,517
     Increase (decrease) in partners' capital resulting from:
            Depreciation expense for financial reporting
                purposes in excess of amounts for income tax
                purposes                                                  1,976,272       1,415,213         921,125
            Capitalization of syndication costs for income
                tax purposes, which are accounted for as cost
                of capital for financial reporting purposes               4,774,787       4,774,787       4,774,787
            Accumulated expenses deductible when paid for
                income tax purposes, accrued for financial
                reporting purposes                                          110,094         110,941         106,259
            Accumulated rental income accrued for financial
                reporting purposes in excess of amounts for
                income tax purposes                                        (481,497)       (358,224)       (282,923)
            Partnership's distributions payable                             580,750         614,277         591,948
            Other                                                          (132,574)       (115,003)        (97,433)
                                                                      --------------  --------------  --------------
     Income tax basis partners' capital                                 $30,007,979     $30,787,910     $31,494,280
                                                                      ==============  ==============  ==============

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                     $  7,113,213
                     2002                                        5,957,025
                     2003                                        5,037,100
                     2004                                        4,327,310
                     2005                                        4,125,627
                 Thereafter                                      8,467,199
                                                            ----------------
                                                              $ 35,027,474
                                                            ================


     Four tenants contributed approximately 19%, 15%, 14%, and 11% of rental income. In addition, two tenants will contribute approximately 13% and 10% of future minimum rental income.

     The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                     $  2,145,470
                     2002                                        1,971,001
                     2003                                        1,890,449
                     2004                                        1,754,853
                     2005                                        1,688,144
                 Thereafter                                      6,379,813
                                                            ----------------
                                                              $ 15,829,730
                                                            ================

     Three tenants contributed approximately 46%, 23%, and 16% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 55% and 40% of future minimum rental income.

     The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                     $  7,218,650
                     2002                                        5,328,605
                     2003                                        4,141,250
                     2004                                        3,950,473
                     2005                                        3,744,288
                 Thereafter                                      2,195,735
                                                            ----------------
                                                              $ 26,579,001
                                                            ================

     One tenant contributed approximately 10% of rental income for the year ended December 31, 2000. In addition, two tenants will contribute approximately 77% and 11% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                     $  2,332,892
                     2002                                        2,464,900
                     2003                                        2,205,354
                     2004                                        2,205,354
                     2005                                        2,205,354
                 Thereafter                                      9,142,772
                                                            ----------------
                                                              $ 20,556,626
                                                            ================

     Five tenants contributed approximately 32%, 26%, 24%, 15%, and 12% of rental income for the year ended December 31, 2000. In addition, three tenants will contribute approximately 42%, 31%, and 24% of future minimum rental income.

     Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                                     $  1,234,309
                     2002                                        1,287,119
                     2003                                        1,287,119
                     2004                                          107,260
                                                            ----------------
                                                              $  3,915,807
                                                            ================

     Two tenants contributed 52% and 48% of rental income for the year ended December 31, 2000. In addition, one tenant will contribute 100% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                             2000 Quarters Ended
                                                        --------------------------------------------------------------
                                                          March 31       June 30       September 30       December 31
                                                        ------------   -----------   ----------------   --------------
     Revenues                                             $370,937       $363,608        $323,856          $315,394
     Net income                                            344,658        335,224         311,819           296,362
     Net income allocated to Class A limited
         partners                                          616,806        639,561         618,091           419,830
     Net loss allocated to Class B limited
         partners                                         (271,428)      (304,337)       (306,272)         (124,188)
     Net income per weighted average Class A
         limited partner unit outstanding (a)               $0.22          $0.23            $0.23             $0.15
     Net loss per weighted average Class B
         limited partner unit outstanding                   (0.59)         (0.66)           (0.67)            (0.27)
     Cash distribution per weighted average
         Class A limited partner unit outstanding            0.23           0.23             0.23              0.20

              (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                            1999 Quarters Ended
                                                        --------------------------------------------------------------
                                                          March 31       June 30       September 30      December 31
                                                        ------------   -----------   ----------------   --------------
     Revenues                                             $ 331,087     $ 414,858          $ 331,740        $ 282,812
     Net income                                             298,240       388,525            316,224          263,957
     Net income allocated to Class A limited
         partners                                           597,680       688,038            614,272          581,569
     Net loss allocated to Class B limited
         partners                                          (299,440)     (299,513)          (298,048)        (317,612)
     Net income per weighted average Class A
         limited partner unit                             $    0.22     $    0.25          $    0.23        $    0.21
     Net loss per weighted average Class B
         limited partner unit (a)                             (0.60)        (0.62)             (0.60)           (0.67)
     Cash distribution per weighted average
         Class A limited partner unit                          0.22          0.22               0.23             0.21

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

*10(oo) Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(pp) Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(qq) Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)