Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2001-05-11
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 March 31, 2001                 or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to _____________________

Commission file number                             0-27888
                       ---------------------------------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Georgia                                            58-2126618
--------------------------------------------------       -----------------------------------------
 (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification Number)
                  organization)

    6200 The Corners Pkwy., Norcross, Georgia                              30092
--------------------------------------------------       -----------------------------------------
     (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                    (770) 449-7800
                                                         -----------------------------------------

________________________________________________________________________________
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X                  No _____
         -----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                       Page No.
                                                                                                       --------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets--March 31, 2001 and December 31, 2000                                            3

          Statements of Income for the Three Months Ended March 31, 2001 and 2000                         4

          Statements of Partners' Capital for the Year Ended December 31, 2000 and the Three Months
              Ended March 31, 2001                                                                        5

          Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000                     6

          Condensed Notes to Financial Statements                                                         7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           8

PART II.  OTHER INFORMATION                                                                              19

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                        2001               2000
                                                                                    ------------       ------------
ASSETS:
    Investment in joint ventures (Note 2)                                           $22,855,801        $23,179,647
    Cash and cash equivalents                                                             9,933             18,722
    Due from affiliates                                                                 592,575            568,670
    Prepaid and other assets                                                              2,050              2,030
                                                                                    ------------       ------------
                 Total assets                                                       $23,460,359        $23,769,069
                                                                                    ============       ============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
         Partnership distributions payable                                          $   605,759        $   580,749
         Accounts payable                                                                 4,999              8,173
                                                                                    ------------       ------------
                                                                                        610,758            588,922
                                                                                    ------------       ------------
    Partners' capital:
       Limited partners:
           Class A--2,764,087 units as of March 31, 2001 and December 31,
              2000                                                                   22,849,601         23,180,147
           Class B--439,182 units as of March 31, 2001 and December 31,
              2000                                                                            0                  0
                                                                                    ------------       ------------
                 Total partners' capital                                             22,849,601         23,180,147
                                                                                    ------------       ------------
                 Total liabilities and partners' capital                            $23,460,359        $23,769,069
                                                                                    ============       ============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

                                                                                            Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
REVENUES:
    Equity in income of joint ventures (Note 2)                                          $ 288,729       $ 370,936
    Interest income                                                                          2,151               1
                                                                                     --------------  ---------------
                                                                                           290,880         370,937
                                                                                     --------------  ---------------
EXPENSES:
    Partnership administration                                                               8,514          10,462
    Legal and accounting                                                                     7,054          12,750
    Computer costs                                                                           1,200           3,067
                                                                                     --------------  ---------------
                                                                                            16,768          26,279
                                                                                     --------------  ---------------
NET INCOME                                                                               $ 274,112       $ 344,658
                                                                                     ==============  ===============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                                         $ 274,112       $ 616,086
                                                                                     ==============  ===============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                           $       0       $(271,428)
                                                                                     ==============  ===============

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                             $    0.10       $    0.23
                                                                                     ==============  ===============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                               $       0       $   (0.58)
                                                                                     ==============  ===============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                                       $    0.22       $    0.23
                                                                                     ==============  ===============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 2000

                   AND THE THREE MONTHS ENDED MARCH 31, 2001

                                                   Limited Partners
                                  ---------------------------------------------------
                                           Class A                     Class B                          Total
                                  ---------------------------------------------------     General      Partners'
                                    Units         Amounts        Units      Amounts      Partners       Capital
                                  ---------     -----------     -------   -----------    --------     -----------
BALANCE, December 31, 1999        2,728,425     $23,341,878     474,844   $ 1,004,041        $0       $24,345,919

   Net income (loss)                      0       2,294,288           0    (1,006,225)        0         1,288,063
   Partnership distributions              0      (2,453,835)          0             0         0        (2,453,835)
   Class B conversion
      elections                      35,662          (2,184)    (35,662)        2,184         0                 0
                                  ---------     -----------     -------   -----------    --------     -----------
BALANCE, December 31, 2000        2,764,087      23,180,147     439,182             0         0        23,180,147

   Net income                             0         274,112           0             0         0           274,112
   Partnership distributions              0        (604,658)          0             0         0          (604,658)
                                  ---------     -----------     -------   -----------    --------     -----------
BALANCE, March 31, 2001           2,764,087     $22,849,601     439,182   $         0        $0       $22,849,601
                                  =========     ===========     =======   ===========    ========     ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                      March 31,       March 31,
                                                                                         2001            2000
                                                                                    --------------  --------------
Cash flows from operating activities:
    Net income                                                                          $ 274,112       $ 344,658
    Adjustments to reconcile net income to net cash used in operating activities:
           Equity in income of joint ventures                                            (288,729)       (370,936)
           Change in assets and liabilities:
                Prepaid expenses and other assets                                             (20)              0
                Accounts payable and accrued expenses                                      (3,174)              0
                                                                                    --------------  --------------
                   Net cash used in operating activities                                  (17,811)        (26,278)
                                                                                    --------------  --------------
Cash flows from investing activities:
    Distributions received from joint ventures                                            588,670         555,876
                                                                                    --------------  --------------
Cash flows from financing activities:
    Distributions to partners from accumulated earnings                                  (579,648)       (611,333)
                                                                                    --------------  --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (8,789)        (81,735)

CASH AND CASH EQUIVALENTS, beginning of year                                               18,722         100,902
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                                $   9,933       $  19,167
                                                                                    ==============  ==============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo Wells III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as general partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1997 when it received and accepted subscriptions for 125,000 units. The offering was terminated January 4, 1997 at which time the Partnership had sold 2,613,534 Class A units, and 590,735 Class B units, held by a total of 1,939 and 302 limited partners, respectively, for total limited partner capital contributions of $32,042,689.

     The Partnership owns interests in properties through the following joint ventures between the Partnership and other Wells entities: (i) Fund VI, Fund VII, and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"), (ii) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"), (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture"), and (iv) Fund VIII-IX-REIT Joint Venture, a joint venture between the Fund VIII and Fund IX Associates and Wells Operating Partnership, a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland Corporation, as its general partner (the "Fund VIII-IX-REIT Joint Venture").

     As of March 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture, (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons"), which are owned by the Fund VI-VII-VIII Joint Venture, (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"),
     (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which owned by the Fund VIII-Fund IX Joint Venture, and (viii) a two-story office building located in Orange County, California (the "Quest Building"), formerly the "Bake Parkway Building" previously owned by the Fund VIII-IX Joint Venture, which is now owned by the Fund VIII-IX-REIT Joint Venture.

     All of the foregoing properties were acquired on an all-cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b) Basis of Presentation

     The financial statements of Wells Real Estate Fund VIII, L.P. have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in six office buildings and two retail centers through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.


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


1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     (a) General

     As of March 31, 2001, the developed properties owned by the Partnership were 100.0% occupied, as compared to 98.2% occupied as of March 31, 2000.

     Gross revenues of the Partnership decreased to $290,880 for the three months ended March 31, 2001 from $370,937 for the three months ended March 31, 2000 due to corresponding decreases in equity in income of Joint Ventures. Equity in income of Joint Ventures decreased largely due to establishing a $11,000 reserve for doubtful accounts receivable at the Tanglewood Commons Property, various repairs totaling $28,000 for BellSouth Property and the Hannover Center Property, and an increase in common area maintenance expenses in 2001 as compared to 2000 for CH2M Hill Property, The U.S. Cellular Property, and the Quest Property of approximately $43,000. These factors are partially offset by additional interest income of $4,000 earned at the property level this year. Total expenses decreased in 2001 as compared to 2000 due to decreases in accounting fees, computer expenses, and postage.

     Net income per weighted average unit for Class A Limited Partners was $0.10 for the three months ended March 31, 2001 as compared to $0.23 for the three months ended March 31, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the three months ended March 31, 2001 as compared to $0.58 for the three months ended March 31, 2000 due to a change in the allocation of income as a result of the Class B partners' capital balances reaching zero at the end of 2000.

     Cash distributions per weighted average unit for Class A Limited Partners were $0.22 for the three months ended March 31, 2001 as compared to $0.23 for the three months ended March 31, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner.

     Net cash provided by investing activities increased to $588,670 for 2001 from $555,876 in 2000, due to increased distributions received from joint ventures. Net cash used in financing activities decreased to $579,647 for 2001 from $611,333 for 2000 due to decreased distributions paid to partners as a result of decreased operating cash flows.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

2.   PROPERTY OPERATIONS

     As of March 31, 2001 the Partnership owned interest in the following operational properties:

              BellSouth Building/Fund VI-VII- VIII Joint Venture

                                                                                            Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $380,277        $380,277
   Interest income                                                                          12,090           1,289
                                                                                     --------------  ---------------
                                                                                           392,367         381,566
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                            111,608         111,606
   Management and leasing expenses                                                          48,980          48,166
   Other operating expenses, net of reimbursement                                          170,824         104,332
                                                                                     --------------  ---------------
                                                                                           331,412         264,104
                                                                                     --------------  ---------------
            Net income                                                                    $ 60,955        $117,462
                                                                                     ==============  ===============

Occupied percentage                                                                            100%            100%
                                                                                     ==============  ===============

Partnership's ownership percentage in the Fund VI-VII-VIII Joint Venture                      32.3%           32.3%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $ 64,911        $ 76,802
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 19,722        $ 37,999
                                                                                     ==============  ===============

Total revenue increased in 2001, as compared to 2000, due to increased interest income generated from short-term investments.

Other operating expenses increased due to increased expenditures for landscaping, exit light replacements, painting, and carpet replacement.

               Tanglewood Commons/Fund VI-VII-VIII Joint Venture

                                                                                            Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $215,063        $205,489
   Interest income                                                                               0           2,365
                                                                                     --------------  ---------------
                                                                                           215,063         207,854
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                             68,901          65,096
   Management and leasing expenses                                                          20,414          17,775
   Other operating expenses, net of reimbursement                                           39,680         (25,333)
                                                                                     --------------  ---------------
                                                                                           128,995          57,538
                                                                                     --------------  ---------------
            Net income                                                                    $ 86,068        $150,316
                                                                                     ==============  ===============

Occupied percentage                                                                            100%             97%
                                                                                     ==============  ===============

Partnership's ownership percentage in the Fund VI-VII-VIII Joint Venture                      32.3%           32.3%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $ 52,845        $ 71,009
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 27,847        $ 48,627
                                                                                     ==============  ===============

Rental income and management and leasing fees have increased in 2001, as compared to 2000, due to increased occupancy at the property. Depreciation expenses increased due to increased tenant improvement for new tenants at the end of 2000.

Other operating expenses increased due to a reserve established for doubtful accounts receivable during 2001. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed at an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions decreased due to decreases in net income.

                  CH2M Hill/Fund VII-Fund VIII Joint Venture

                                                                                           Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $143,779        $144,035
   Interest income                                                                           1,945               0
                                                                                     --------------  ---------------
                                                                                           145,724         144,035
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                             66,552          65,941
   Management and leasing expenses                                                          24,054          23,987
   Other operating expenses, net of reimbursement                                            2,891         (21,421)
                                                                                     --------------  ---------------
                                                                                            93,497          68,507
                                                                                     --------------  ---------------
            Net income                                                                    $ 52,227        $ 75,528
                                                                                     ==============  ===============

Occupied percentage                                                                            100%            100%
                                                                                     ==============  ===============

Partnership's ownership percentage in the Fund VII- VIII Joint Venture                        63.3%           63.3%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $ 76,722        $ 90,933
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 33,086        $ 47,858
                                                                                     ==============  ===============

Total revenue increased in 2001, as compared to 2000, due to increased interest income generated from short-term investments.

Net income and cash distributions to the partnership decreased in 2001, as compared to 2000, due to a decrease in 2001 monthly common area maintenance billing to tenants. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed an estimated amount for the current year common area maintenance reimbursements, which are reconciled the following year and the difference is billed or credited to the tenants.

             The Hannover Center/Fund VII-Fund VIII Joint Venture

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                       March 31,       March 31,
                                                                                          2001            2000
                                                                                     --------------  --------------
Revenues:
   Rental income                                                                         $45,920         $26,644
                                                                                     --------------  --------------
Expenses:
   Depreciation                                                                           20,478          21,204
   Management and leasing expenses                                                         7,593           4,360
   Other operating expenses, net of reimbursement                                          8,315          10,397
                                                                                     --------------  --------------
                                                                                          36,386          35,961
                                                                                     --------------  --------------
            Net income (loss) income                                                     $ 9,534         $(9,317)
                                                                                     ==============  ==============

Occupied percentage                                                                          100%             50%
                                                                                     ==============  ==============

Partnership's ownership percentage in the Fund VII-Fund VIII Joint Venture                  63.3%           63.3%
                                                                                     ==============  ==============

Cash distribution to the Partnership                                                     $16,574         $     0
                                                                                     ==============  ==============

Net income (loss) allocated to the Partnership                                           $ 6,040         $(5,902)
                                                                                     ==============  ==============

Rental income increased in 2001, as compared to 2000, due to increased occupancy.

Management and leasing fees increased due to increased rental income. Other operating expenses decreased in 2001, as compared 2000, due to legal fees which were incurred in 2000 in conjunction with a tenant default.

Cash distributions increased due to increases in revenues.

               The TCI Building/Fund VIII-Fund IX Joint Venture

                                                                                            Three Months Ended
                                                                                     --------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $112,294        $113,794
   Interest income                                                                           8,579           8,840
                                                                                     --------------  ---------------
                                                                                           120,873         122,634
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                             41,648          41,648
   Management and leasing expenses                                                           4,300           4,300
   Other operating expenses                                                                  3,879           4,222
                                                                                     --------------  ---------------
                                                                                            49,827          50,170
                                                                                     --------------  ---------------
            Net income                                                                    $ 71,046        $ 72,464
                                                                                     ==============  ===============

Occupied percentage                                                                            100%            100%
                                                                                     ==============  ===============

Partnership's ownership percentage                                                            54.8%           54.8%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $ 59,126        $ 59,081
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 38,931        $ 39,708
                                                                                     ==============  ===============

Rental income, net income, expenses, and cash distributions are stable for 2001, as compared to 2000, due to the stable occupancy rate at the property.

           The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture

                                                                                            Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $184,539        $184,539
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                             72,765          72,765
   Management and leasing expenses                                                          11,541          10,314
   Other operating expenses, net of reimbursement                                           (5,778)           (299)
                                                                                     --------------  ---------------
                                                                                            78,528          82,780
                                                                                     --------------  ---------------
            Net income                                                                    $106,011        $101,759
                                                                                     ==============  ===============

Occupied percentage                                                                            100%            100%
                                                                                     ==============  ===============

Partnership's ownership percentage                                                            54.8%           54.8%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $ 89,403        $ 87,073
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 58,091        $ 55,761
                                                                                     ==============  ===============

Net income increased in 2001, as compared to 2000, due to increases in common area maintenance billings to tenants. Tenants are billed an estimated amount for common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants.

          The U.S. Cellular Building/Fund VIII-Fund IX Joint Venture

                                                                                            Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $320,519        $320,519
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                            150,414         150,414
   Management and leasing expenses                                                          34,963          34,498
   Other operating expenses, net of reimbursement                                           11,068         (12,716)
                                                                                     --------------  ---------------
                                                                                           196,445         172,196
                                                                                     --------------  ---------------
            Net income                                                                    $124,074        $148,323
                                                                                     ==============  ===============

Occupied percentage                                                                            100%            100%
                                                                                     ==============  ===============

Partnership's ownership percentage                                                            54.8%           54.8%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $148,469        $160,708
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 67,988        $ 81,276
                                                                                     ==============  ===============

Net income decreased in 2001, as compared to 2000, due to a decrease in common area maintenance reimbursements billings. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed an estimated amount for common area maintenance reimbursements, which are reconciled the following year, and the difference is billed or credited to the tenants. In addition, electricity and gas expenses were higher in 2001 as compared to 2000.

              The Quest Building/Fund VIII- IX-REIT Joint Venture

        (Formerly the Bake Parkway Building/Fund VIII-IX Joint Venture)

                                                                                            Three Months Ended
                                                                                     -------------------------------
                                                                                       March 31,        March 31,
                                                                                          2001            2000
                                                                                     --------------  ---------------
Revenues:
   Rental income                                                                          $267,385        $164,379
                                                                                     --------------  ---------------
Expenses:
   Depreciation                                                                            114,930          53,918
   Management and leasing expenses                                                          33,775               0
   Other operating expenses, net of reimbursement                                           34,582          (9,270)
                                                                                     --------------  ---------------
                                                                                           183,287          44,648
                                                                                     --------------  ---------------
            Net income                                                                    $ 84,098        $119,731
                                                                                     ==============  ===============

Occupied percentage                                                                            100%            100%
                                                                                     ==============  ===============

Partnership's ownership percentage                                                            44.0%           54.8%
                                                                                     ==============  ===============

Cash distribution to the Partnership                                                      $104,525        $104,909
                                                                                     ==============  ===============

Net income allocated to the Partnership                                                   $ 37,024        $ 65,609
                                                                                     ==============  ===============

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

Construction of tenant improvements required under the Quest lease costing approximately $1,231,000 was funded by Wells OP. Under the rental income guaranty, Wells OP has funded approximately $601,000 in rent and operating expenses, which has caused the change in ownership indicated above. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Rental income is greater in 2001, as compared to 2000, due to an increased rental rate on the Quest lease. Depreciation has increased due to tenant improvement placed in service during the third quarter of 2000. Management fees were $0 for 2000, as the building was vacant during the first seven months of 2000. Other operating expenses are higher for 2001, as compared to 2000, primarily due to adjustments of operating expenses for 2000 for additional reimbursement billings related to 2000 expenses. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenant.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND VIII, L.P.
                              (Registrant)
Dated: May 10, 2001    By:    /s/ Leo F. Wells, III
                              ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner, and as President,
                              Sole Director, and Chief Financial
                              Officer of Wells Capital, Inc., the
                              General Partner of Wells Partners, L.P.