Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2001-08-10
CIK 929920

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 2001       or
                                ---------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                -------------------      ----------------------

Commission file number                    0-27888
                         ------------------------------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                    58-2126618
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


6200 The Corners Pkwy., Norcross, Georgia                  30092
-------------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (770) 449-7800
                                                    ---------------------------


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

               Yes   X       No
                    ---          ----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                                 Page No.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets--June 30, 2001 and December 31, 2000                                            3

           Statements of Income for the Three and Six Months Ended June 30, 2001
            and 2000                                                                                      4

           Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six
            Months Ended June 30, 2001                                                                    5

           Statements of Cash Flows for the Six Months Ended June 30, 2001
            and 2000                                                                                      6

           Condensed Notes to Financial Statements                                                        7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                                 9

PART II.   OTHER INFORMATION                                                                              11

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS




                                                                            June 30,          December 31,
                                                                              2001               2000
                                                                           -----------        -----------
ASSETS:
 Investment in joint ventures (Note 2)                                     $22,524,278        $23,179,647
 Cash and cash equivalents                                                       2,490             18,722
 Due from affiliates                                                           650,429            568,670
 Prepaid and other assets                                                        2,050              2,030
                                                                           -----------        -----------
         Total assets                                                      $23,179,247        $23,769,069
                                                                           ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
      Partnership distributions payable                                    $   642,907        $   580,749
      Accounts payable                                                             162              8,173
                                                                           -----------        -----------
                                                                               643,069            588,922
                                                                           -----------        -----------
 Partners' capital:
   Limited partners:
     Class A--2,779,987 units and 2,764,087 units as of June 30,
      2001 and December 31, 2000, respectively                              22,536,178         23,180,147
     Class B--423,282 units and 439,182 units as of June 30, 2001
      and December 31, 2000, respectively                                            0                  0
                                                                           -----------        -----------
         Total partners' capital                                            22,536,178         23,180,147
                                                                           -----------        -----------
         Total liabilities and partners' capital                           $23,179,247        $23,769,069
                                                                           ===========        ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                     Three Months Ended                 Six Months Ended
                                                   -----------------------           ------------------------
                                                   June 30,        June 30,           June 30,       June 30,
                                                     2001            2000               2001           2000
                                                   --------       ---------           --------      ----------
REVENUES:
 Equity earnings of joint ventures (Note 2)        $358,906       $ 363,606           $647,634      $  734,542
 Interest income                                          0               2              2,151               3
                                                   --------       ---------           --------      ----------
                                                    358,906         363,608            649,785         734,545
                                                   --------       ---------           --------      ----------
EXPENSES:
 Legal and accounting                                 3,165           3,457              9,392          16,207
 Partnership administration                          22,000          21,501             31,341          31,963
 Computer costs                                       4,308           3,426              5,508           6,493
                                                   --------       ---------           --------      ----------
                                                     29,473          28,384             46,241          54,663
                                                   --------       ---------           --------      ----------
NET INCOME                                         $329,433       $ 335,224           $603,544      $  679,882
                                                   ========       =========           ========      ==========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                          $329,433       $ 639,561           $603,544      $1,255,647
                                                   ========       =========           ========      ==========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                          $      0       $(304,337)          $      0      $ (575,765)
                                                   ========       =========           ========      ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A
 LIMITED PARTNER UNIT                              $   0.12       $    0.23           $   0.22      $     0.46
                                                   ========       =========           ========      ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B
 LIMITED PARTNER UNIT                              $   0.00       $   (0.65)          $   0.00      $    (1.23)
                                                   ========       =========           ========      ==========

CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                                      $   0.23       $    0.23           $   0.45      $     0.46
                                                   ========       =========           ========      ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                     AND THE SIX MONTHS ENDED June 30, 2001


                                                                Limited Partners
                                            -----------------------------------------------------------
                                                    Class A                          Class B                     Total
                                            --------------------------      ---------------------------        Partners'
                                              Units          Amounts         Units           Amounts            Capital
                                            ---------      -----------      -------         -----------       -----------
BALANCE, December 31, 1999                   2,728,425     $23,341,878       474,844         $ 1,004,041       $24,345,919

 Net income (loss)                                   0       2,294,288             0          (1,006,225)        1,288,063
 Partnership distributions                           0      (2,453,835)            0                   0        (2,453,835)
 Class B conversion elections                   35,662          (2,184)      (35,662)              2,184                 0
                                             ---------     -----------       -------         -----------       -----------
BALANCE, December 31, 2000                   2,764,087      23,180,147       439,182                   0        23,180,147

 Net income                                          0         603,544             0                   0           603,544
 Partnership distributions                           0      (1,247,513)            0                   0        (1,247,513)
 Class B conversion elections                   15,900               0       (15,900)                  0                 0
                                             ---------     -----------       -------         -----------       -----------
BALANCE, June 30, 2001                       2,779,987     $22,536,178       423,282         $         0       $22,536,178
                                             =========     ===========       =======         ===========       ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                            ----------------------------
                                                                              June 30,         June 30,
                                                                                2001             2000
                                                                            -----------        -----------
Cash flows from operating activities:
 Net income                                                                 $   603,544        $   679,882
 Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of joint ventures                                        (647,634)          (734,542)
 Changes in assets and liabilities:
      Prepaid expenses and other assets                                             (20)                 0
      Accounts payable                                                           (8,011)                 0
                                                                            -----------        -----------
       Net cash used in operating activities                                    (52,121)           (54,660)
                                                                            -----------        -----------
Cash flows from investing activities:
 Distributions received from joint ventures                                   1,221,244          1,206,060
                                                                            -----------        -----------
Cash flows from financing activities:
 Distributions to partners from accumulated earnings                         (1,185,355)        (1,235,886)
                                                                            -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (16,232)           (84,486)

CASH AND CASH EQUIVALENTS, beginning of year                                     18,722            100,902
                                                                            -----------        -----------
CASH AND CASH EQUIVALENTS, end of period                                    $     2,490        $    16,416
                                                                            ===========        ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2001

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

   On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10 per unit) pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 when it received and accepted subscriptions for 125,000 units. The offering was terminated January 4, 1996 at which time the Partnership had sold 2,613,534 Class A status units, and 590,735 Class B status units, held by a total of 1,939 and 302 limited partners, respectively, for total limited partner capital contributions of $32,042,689. In March 1997, the Partnership repurchased 1,000 limited partners units.

   The Partnership owns interest in properties through the following joint ventures between the Partnership and other Wells entities: (i) Fund VI, Fund VII, and Fund VIII Associates, a joint venture among the Partnership and Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"), (ii) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-Fund VIII Joint Venture"), (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-Fund IX Joint Venture").

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia (the "Hannover Center") and (ii) a two-story office building located in Gainesville, Florida (the "CH2M Hill") which are owned by the Fund VII-Fund VIII Joint Venture, (iii) a four-story office building located in Jacksonville, Florida (the "BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina (the "Tanglewood Commons"), which are owned by the Fund VI-VII-VIII Joint Venture, (v) a four-story office building located in Madison, Wisconsin (the "US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas (the "TCI Building"), (vii) a two-story office building located in Boulder County, Colorado (the "Cirrus Logic Building") which are owned by the Fund VIII-Fund IX Joint Venture, and (viii) a two-story office building located in Orange County, California (the "Quest Building"), formerly the "Bake Parkway Building", previously owned by the Fund VIII-IX Joint Venture, which is now owned by the Fund VIII-IX-REIT Joint Venture, a joint venture between the Fund VIII and Fund IX Associates and Wells Operating Partnership, a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland Corporation, as its general partner (the "Fund VIII-IX-REIT Joint Venture").

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

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in six office buildings, one retail center and one combined office building and retail center property through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                    Partnership's Share
                                           Total Revenues                 Net Income                   of Net Income
                                       -------------------------    -----------------------        ---------------------
                                         Three Months Ended           Three Months Ended            Three Months Ended
                                       -------------------------    ------------------------       ---------------------
                                         June 30,      June 30,      June 30,       June 30,       June 30,      June 30,
                                          2001           2000          2001           2000           2001          2000
                                       ----------     ----------    ----------     ----------      -------       --------
Fund VII-Fund VIII Joint
  Venture                              $  191,891     $  170,733    $   65,093     $   50,640      $ 41,236      $ 32,080
Fund VI-VII-VIII Joint
  Venture                                 589,832        590,518       247,868        238,724        80,197        77,238
Fund VIII-Fund IX Joint
  Venture                                 751,518        789,731       433,370        464,057       237,473       254,288
                                       ----------     ----------    ----------     ----------      --------      --------
                                       $1,533,241     $1,550,982    $  746,331     $  753,421      $358,906      $363,606
                                       ==========     ==========    ==========     ==========      ========      ========

                                                                                                     Partnership's Share
                                            Total Revenues                 Net Income                   of Net Income
                                        -------------------------    -----------------------        ----------------------
                                            Six Months Ended            Six Months Ended              Six Months Ended
                                        -------------------------    ------------------------       ----------------------
                                          June 30,      June 30,      June 30,       June 30,       June 30,      June 30,
                                           2001           2000          2001           2000           2001          2000
                                        ----------     ----------    ----------     ----------      --------      --------
Fund VII-Fund VIII Joint
  Venture                              $  383,535     $  341,412    $  126,855     $  116,851      $ 80,361      $ 74,024
Fund VI-VII-VIII Joint
  Venture                               1,173,864      1,179,938       394,890        506,502       127,765       163,876
Fund VIII-Fund IX Joint
  Venture                               1,465,949      1,581,803       802,069        906,335       439,508       496,642
                                       ----------     ----------    ----------     ----------      --------      --------
                                       $3,023,348     $3,103,153    $1,323,814     $1,529,688      $647,634      $734,542
                                       ==========     ==========    ==========     ==========      ========      ========

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

  (a) General

  As of June 30, 2001, the developed properties owned by the Partnership were 100.0% occupied, as compared to 98.2% occupied as of June 30, 2000.

  Gross revenues of the Partnership were $649,785 for the six months ended June 30, 2001 as compared to $734,545 for the six months ended June 30, 2000. The decrease in revenues is attributed primarily to decreased earnings from the Fund VI-VII-VIII Joint Venture and the Fund VIII-Fund IX Joint Venture, primarily due to increased various operating expenditures of approximately $44,000 at the Bell South Property (Fund VI-VII-VIII Joint Venture) and the US Cellular Property (Fund VIII-IX Joint Venture), decreased common area maintenance reimbursement adjustment of $28,000 at the Tanglewood Property (Fund VI-VII-VIII Joint Venture), and the US Cellular Property (Fund VIII-IX Joint Venture), and a $7,000 reserve for doubtful accounts receivable established at the Tanglewood Property (Fund VI-VII-VIII Joint Venture). Expenses of the Partnership decreased to $46,241 for the six months ended June 30, 2001 as compared to $54,663 for the six months ended June 30, 2000 due to a decrease in legal and accounting fees.

  Net income per weighted average unit for Class A Limited Partners was $0.22 for the six months ended June 30, 2001 as compared to $0.46 for the six months ended June 30 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the six months ended June 30, 2001 as compared to $1.23 for the six months ended June 30, 2000, due to a change in the allocation of income as a result of the Class B partners' capital balances reaching zero at the end of 2000.

  The Partnership's net cash used in operating activities was fairly consistent at $52,121 for the six months ended June 31, 2001, as compared to $54,660 for the six months ended June 30, 2000. Net cash provided by investing activities increased to $1,221,244 for 2001 from $1,206,060 in 2000, due to increased distributions received from the Fund VI-VII-VIII Joint Venture and the Fund VIII-IX Joint Venture. Net cash used in financing activities decreased to $1,185,355 for 2001 from $1,235,886 for 2000 as a result of reserving operating cash flows to fund tenant improvements for the BellSouth Building at the Partnership level.

  Cash distributions declared per weighted average unit for Class A Limited Partners were $0.45 for the six months ended June 30, 2001 as compared to $0.46 for the six months ended June 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner.

  The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the second quarter of
             2001.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND VIII, L.P.
                                       (Registrant)
Dated:  August 10, 2001           By:  /s/ Leo F. Wells, III
                                       -----------------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner, and as President,
                                       Sole Director, and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.