Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2001-11-14
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             September 30, 2001              or
                               -------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------     --------------------

Commission file number                         0-27888
                      --------------------------------------------------------

                       WELLS REAL ESTATE FUND VIII, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                       58-2126618
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                    30092
------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
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

         Yes      X                        No
              ---------                       ---------

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets-September 30, 2001 and December 31, 2000                                          3

             Statements of Income for the Three and Nine Months Ended September 30, 2001 and 2000             4

             Statements of Partners' Capital for the Year Ended December 31, 2000 and the Nine
                 Months Ended September 30, 2001                                                              5

             Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000                   6

             Condensed Notes to Financial Statements                                                          7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            9

PART II.     OTHER INFORMATION                                                                               11

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS



                                                                                   September 30,      December 31,
                                                                                       2001               2000
                                                                                   -------------      ------------
ASSETS:
    Investment in joint ventures (Note 2)                                           $22,188,361        $23,179,647
    Cash and cash equivalents                                                            13,361             18,722
    Due from affiliates                                                                 711,302            568,670
    Prepaid and other assets                                                              1,038              2,030
                                                                                    -----------        -----------
                 Total assets                                                       $22,914,062        $23,769,069
                                                                                    ===========        ===========
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:

       Partnership distributions payable                                            $   679,001        $   580,749
       Accounts payable                                                                       0              8,173
                                                                                    -----------        -----------
                                                                                        679,001            588,922
                                                                                    -----------        -----------
    Partners' capital:
       Limited partners:
           Class A--2,785,475 units and 2,764,087 units as of
              September 30, 2001 and December 31, 2000, respectively                 22,235,061         23,180,147
           Class B--417,794 units and 439,182 units as of September 30,
              2001 and December 31, 2000, respectively                                        0                  0
                                                                                    -----------        -----------
                 Total partners' capital                                             22,235,061         23,180,147
                                                                                    -----------        -----------
                 Total liabilities and partners' capital                            $22,914,062        $23,769,069
                                                                                    ===========        ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                            Three Months Ended                    Nine Months Ended
                                                     --------------------------------      --------------------------------
                                                     September 30,      September 30,      September 30,      September 30,
                                                         2001                2000               2001              2000
                                                     -------------      -------------      -------------      -------------
REVENUES:
    Equity earnings of joint ventures
       (Note 2)                                         $395,386           $ 317,249         $1,043,019         $1,051,791
    Interest income                                            0               6,607              1,576              6,610
                                                        --------           ---------         ----------         ----------
                                                         395,386             323,856          1,044,595          1,058,401
                                                        --------           ---------         ----------         ----------
EXPENSES:
    Legal and accounting                                   2,185                 584             11,577             16,791
    Partnership administration                            12,372               9,099             43,138             41,062
    Computer costs                                         2,997               2,354              8,504              8,847
                                                        --------           ---------         ----------         ----------
                                                          17,554              12,037             63,219             66,700
                                                        --------           ---------         ----------         ----------
NET INCOME                                              $377,832           $ 311,819         $  981,376         $  991,701
                                                        ========           =========         ==========         ==========

NET INCOME ALLOCATED TO CLASS A LIMITED
    PARTNERS                                            $377,832           $ 618,091         $  981,376         $1,873,738
                                                        ========           =========         ==========         ==========

NET LOSS ALLOCATED TO CLASS B LIMITED
   PARTNERS                                             $      0           $(306,272)        $        0         $ (882,037)
                                                        ========           =========         ==========         ==========

NET INCOME PER WEIGHTED AVERAGE CLASS A
   LIMITED PARTNER UNIT                                 $   0.14           $    0.21         $     0.35         $     0.67
                                                        ========           =========         ==========         ==========

NET LOSS PER WEIGHTED AVERAGE CLASS B
   LIMITED PARTNER UNIT                                 $   0.00           $   (0.60)        $     0.00         $    (1.83)
                                                        ========           =========         ==========         ==========

CASH DISTRIBUTION PER CLASS A LIMITED
   PARTNER UNIT                                         $   0.24           $    0.23         $     0.69         $     0.69
                                                        ========           =========         ==========         ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                Limited Partners
                                               -----------------------------------------------------
                                                       Class A                      Class B                 Total
                                               -------------------------    ------------------------      Partners'
                                                 Units         Amounts       Units         Amounts         Capital
                                               ---------    -----------     -------     ------------    -----------
BALANCE, December 31, 1999                     2,728,425    $23,341,878     474,844     $ 1,004,041     $24,345,919

   Net income (loss)                                   0      2,294,288           0      (1,006,225)      1,288,063
   Partnership distributions                           0     (2,453,835)          0               0      (2,453,835)
   Class B conversion elections                   35,662         (2,184)    (35,662)          2,184               0
                                               ---------    -----------     -------     -----------     -----------
BALANCE, December 31, 2000                     2,764,087     23,180,147     439,182               0      23,180,147

   Net income                                          0        981,376           0               0         981,376
   Partnership distributions                           0     (1,926,462)          0               0      (1,926,462)
   Class B conversion elections                   21,388              0     (21,388)              0               0
                                               ---------    -----------     -------     -----------     -----------
BALANCE, September 30, 2001                    2,785,475    $22,235,061     417,794     $         0     $22,235,061
                                               =========    ===========     =======     ===========     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                ---------------------------------
                                                                                September 30,       September 30,
                                                                                     2001               2000
                                                                                -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $   981,376         $   991,701
    Adjustments to reconcile net income to net cash used in operating activities:
       Equity in income of joint ventures                                         (1,043,019)         (1,051,791)
    Changes in assets and liabilities:
       Prepaid expenses and other assets                                                 992                   0
       Accounts payable                                                               (8,173)              2,500
                                                                                 -----------         -----------
            Net cash used in operating activities                                    (68,824)            (57,590)
                                                                                 -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                     1,891,673           1,858,428
                                                                                 -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                                                (1,828,210)         (1,869,071)
                                                                                 -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (5,361)            (68,233)

CASH AND CASH EQUIVALENTS, beginning of year                                          18,722             100,902
                                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS, end of period                                         $    13,361         $    32,669
                                                                                 ===========         ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo Wells III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 when it received and accepted subscriptions for 125,000 units. The Partnership terminated the offering on January 4, 1996 at which time gross proceeds received were $32,042,689 representing subscriptions for 2,613,534 Class A units and 590,735 Class B units, held by 1,939 and 302 limited partners, respectively. In March 1997, the Partnership repurchased 1,000 limited partners units.

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

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia ("Hannover Center") and (ii) a two-story office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property"), which are owned by the Fund VII-Fund VIII Joint Venture, (iii) a four-story office building located in Jacksonville, Florida ("BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina ("Tanglewood Commons"), which are owned by the Fund VI-VII-VIII Joint Venture, (v) a four-story office building located in Madison, Wisconsin ("US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas ("TCI Building"), (vii) a two-story office building located in Boulder County, Colorado ("Cirrus Logic Building"), which are owned by the Fund VIII-Fund IX Joint Venture, and (viii) a two-story office building located in Orange County, California ("Quest Building"), formerly the "Bake Parkway Building", previously owned by the Fund VIII-IX Joint Venture, which is now owned by the Fund VIII-IX-REIT Joint Venture between Fund VIII and Fund IX Associates and Wells Operating Partnership, a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland Corporation, as its general partner ("Fund VIII-IX-REIT Joint Venture").

     All of the foregoing properties were acquired on an all-cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

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

     SUMMARY OF OPERATIONS

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                           Partnership's Share of Net
                                    Total Revenues                  Net Income                       Income
                            ------------------------------ ----------------------------- -----------------------------
                                  Three Months Ended            Three Months Ended             Three Months Ended
                            ------------------------------ ----------------------------- -----------------------------
                            September 30,   September 30,  September 30,  September 30,   September 30,  September 30,
                                 2001           2000            2001           2000           2001            2000
                            -------------- --------------- -------------- -------------- --------------- --------------
Fund VII-Fund VIII
  Joint Venture              $  185,201      $  170,706       $ 50,868       $ 43,628       $ 32,225        $ 27,638
Fund VI-VII-VIII
  Joint Venture                 633,032         590,993        303,339        201,447         98,144          65,177
Fund VIII-Fund IX
  Joint Venture                 756,614        815,120         483,637        409,576        265,017         224,434
                             ----------      ----------       --------       --------       --------        --------
                             $1,574,847      $1,576,819       $837,844       $654,651       $395,386        $317,249
                             ==========      ==========       ========       ========       ========        ========



                                                                                          Partnership's Share of Net
                                    Total Revenues                  Net Income                      Income
                            ------------------------------ ----------------------------- -----------------------------
                                  Nine Months Ended              Nine Months Ended             Nine Months Ended
                            ------------------------------ ----------------------------- -----------------------------
                            September 30,   September 30,  September 30,  September 30,  September 30,   September 30,
                                 2001           2000            2001           2000           2001           2000
                            -------------- --------------- -------------- -------------- -------------- ---------------
Fund VII-Fund VIII
  Joint Venture              $  568,735      $  512,118      $  177,723     $ 160,478      $  112,585     $  101,662
Fund VI-VII-VIII
  Joint Venture               1,806,896       1,770,931         698,230       707,948         225,909        229,053
Fund VIII-Fund IX
  Joint Venture               2,222,563       2,396,923       1,285,706      1,315,911        704,525        721,076
                             ----------      ----------      ----------     ----------     ----------     ----------
                             $4,598,194      $4,679,972      $2,161,659     $2,184,337     $1,043,019     $1,051,791
                             ==========      ==========      ==========     ==========     ==========     ==========

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     (a) General

     As of September 30, 2001, the properties owned by the Partnership were 100.0% occupied, as compared to 98.2% occupied as of September 30, 2000.

     Gross revenues of the Partnership were $395,386 and $1,044,595 for the three months and nine months ended September 30, 2001 as compared to $323,856 and $1,058,401 for the three months and nine months ended September 30, 2000. The decrease in revenues for the nine months ended September 30, 2001 is attributed primarily to (i) decreased interest income, (ii) increased various operating expenditures of approximately $28,000 at the US Cellular Building and the Quest Building, (iii) decreased common area maintenance reimbursement adjustments of $11,000 at Tanglewood Commons and the US Cellular Building, and (iv) a $7,000 bad debt recorded at Tanglewood Commons. The decreased earnings were partially offset by increased common area maintenance reimbursement adjustments of approximately $26,000 at the Cirrus Logic Building and increased rental renewal rates at the BellSouth Property. However, the earnings in equity in income of joint ventures were increased for the nine months ended September 30, 2001 for the Fund VII-Fund VIII Joint venture due to increased rental renewal rates at the Hannover Center partially offset by decreased common area maintenance reimbursement adjustments for the CH2M Hill at Gaineville property.

     The increase in revenues for the three months ended September 30, 2001 is attributed primarily to increased rental renewal rates at the BellSouth Property and Hannover Center, and the timing difference of the billing of 2000 common area maintenance reimbursement adjustment at Tanglewood Commons and Cirrus Logic Building. Even though the earnings in equity in income of joint ventures were increased for the three months ended September 30, 2001 for Fund VIII-IX Joint Venture, the total revenues at Fund VIII-IX Joint Venture were decreased due to a change in partnership ownership percentage at the Quest Building in June 2000.

     Expenses of the Partnership decreased to $63,219 for the nine months ended September 30, 2001 as compared to $66,700 for the same period in 2000 due to a decrease in legal and accounting fees. As a result, net income of the Partnership was $377,832 and $981,376 for the three months and nine months ended September 30, 2001, as compared to $311,819 and $991,701 for the three months and nine months ended September 30, 2000.

     Net income per weighted average unit for Class A Limited Partners was $0.35 for the nine months ended September 30, 2001 as compared to $0.67 for the nine months ended September 30 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the nine months ended September 30, 2001 as compared to $1.83 for the nine months ended September 30, 2000. The decrease for Class A and increase for Class B are due to a change in the allocation of income as a result of the Class B partners' capital balances reaching zero at the end of 2000.

     The Partnership's net cash used in operating activities increased to $68,824 in 2001, as compared to $57,590 for 2000, which is primarily due to an increase in partnership expenses and payments made for prior year's accruals this year. Net cash provided by investing activities increased to $1,891,673 for 2001 from $1,858,428 in 2000, due to increased distributions received from the Fund VI-VII-VIII Joint Venture and the Fund VIII-IX Joint Venture. Net cash used in financing activities decreased to $1,828,210 for 2001 from $1,869,071 for 2000 as a result of reserving operating cash flows to fund tenant improvements for the BellSouth Building at the Partnership level.

     Cash distributions declared per weighted average unit for Class A Limited Partners were $0.69 for the nine months ended September 30, 2001 and 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner.

     All 2001 distributions payable through the third quarter have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                           PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND VIII, L.P.
                                    (Registrant)
Dated:  November 9, 2001       By:  /s/ Leo F. Wells, III
                                   ----------------------------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner, and as President,
                                    Sole Director, and Chief Financial
                                    Officer of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.