Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2002-03-26
CIK 929920

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 2001                 or
                           -------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to                         to
                                    ---------------------    -------------------
         Commission file number     0-27888
                                    -------------------------------------------

                        WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Georgia                                 58-2126618
------------------------------------------- ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              Number)

6200 The Corners Parkway, Norcross, Georgia               30092
------------------------------------------- ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                   -----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

        Title of each class                 Name of exchange on which registered
-----------------------------------         ------------------------------------
               NONE                                       NONE
-----------------------------------         ------------------------------------

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

Yes [X]  No [_]

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

                                     PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo Wells III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 when it received and accepted subscriptions for 125,000 units. The Partnership terminated the offering on January 4, 1996 at which time gross proceeds received were $32,042,689 representing subscriptions for approximately 2,613,534 Class A Units and 590,735 Class B Units, held by 1,939 and 302 limited partners, respectively. In March 1997, the Partnership repurchased 1,000 limited partners units.

Employees

The Company has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns interests in properties through the following joint ventures between the Partnership and affiliated limited partnerships: (i) Fund VI, Fund VII, and Fund VIII Associates, a joint venture among the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. (the "Fund VI-VII-VIII Joint Venture"), (ii) Fund VII and Fund VIII Associates, a joint venture between the Partnership and Wells Real Estate Fund VII, L.P. (the "Fund VII-VIII Joint Venture"), (iii) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method.

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a single-story retail/office building located in Clayton County, Georgia ("Hannover Center") and (ii) a two-story office building located in Gainesville, Florida ("CH2M Hill at Gainesville Property"), which are owned by the Fund VII-VIII Joint Venture, (iii) a four-story office building located in Jacksonville, Florida ("BellSouth Building") and (iv) a retail shopping center located in Clemmons, North Carolina ("Tanglewood Commons"), which are owned by the Fund VI-VII-VIII Joint Venture, (v) a four-story office building located in Madison, Wisconsin ("US Cellular Building"), (vi) a one-story office building located in Farmers Branch, Texas ("AT&T-TX Building"), (vii) a two-story office building located in Boulder County, Colorado ("Cirrus Logic Building"), which are owned by the Fund VIII-IX Joint Venture, and (viii) a two-story office building located in Orange County, California ("Quest Building"), which is owned by the Fund VIII-IX-REIT Joint Venture, a joint venture between Fund VIII-IX Joint Venture and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as its general partner ("Fund VIII-IX-REIT Joint Venture").

The following table shows lease expirations during each of the next ten years for all leases of properties in which the partnership owned an interest through the joint ventures described above as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                Partnership   Percentage   Percentage
              Number                             Share of      of Total     of Total
  Year of      of        Square    Annualized   Annualized      Square     Annualized
   Lease      Leases      Feet     Gross Base   Gross Base       Feet      Gross Base
Expiration   Expiring   Expiring    Rent (1)     Rent (1)      Expiring       Rent
----------   --------   --------   ----------   -----------   ----------   ----------
   2002          4         4,450   $   65,729    $   21,263       1.1%        1.2%
   2003          8        17,542      254,752       128,977       4.5         4.5
   2004(2)       2        70,606    1,295,498       585,677      17.9        23.0
   2005(3)       3        62,097      601,357       358,936      15.7        10.7
   2006(4)       3        98,051    1,665,120       566,563      24.9        29.5
   2007(5)       1       101,726    1,298,148       711,385      25.8        23.0
   2011(6)       1        40,000      455,177       249,437      10.1         8.1
             --------   --------   ----------   -----------   ----------   ----------
                22       394,472   $5,635,781    $2,622,238       100%        100%
             ========   ========   ==========   ===========   ==========   ==========

     (1)  Average monthly gross rent over the life of the lease, annualized.
     (2)  Expiration of 65,006 square feet (Quest lease).
     (3)  Expiration of 57,457 square feet (CH2M Hill lease).
     (4)  Expiration of 69,424 square feet (BellSouth lease).
     (5)  Expiration of US Cellular lease.
     (6)  Expiration of AT&T-TX lease.

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

     Fund VI-VII-VIII Joint Venture

     On April 17, 1995, the Partnership, Wells Fund VII and Wells Real Estate Fund VI, L.P. ("Wells Fund VI") a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed Fund VI-VII-VIII Joint Venture. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed approximately $5,700,000 for an approximate equity interest of 32% in the Fund VI-VII-VIII Joint Venture, through which an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina are owned. As of December 31, 2001, Wells Fund VI has contributed $6,067,688 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 35%, and Wells Fund VII has contributed approximately $5,932,312 for an equity interest in the Fund VI-VII-VIII Joint Venture of approximately 33%. Thus, a total of $17,700,000 has been contributed to the Fund VI-VII-VIII Joint Venture for the acquisition and development of the properties aforementioned.

     BellSouth Building

     On April 25, 1995, the Fund VI-VII-VIII Joint Venture purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059 including closing costs. In May 1996, the 92,964 square foot office building was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, taking occupancy of approximately 66,333 square feet and American Express Travel Related Services Company, Inc. taking occupancy of approximately 22,607 square feet. BellSouth took occupancy of an additional 3,091 square feet in December 1996. The land purchase and construction costs totaling approximately $9 million were funded by capital contributions of $2,000,000 from the Partnership, $3,500,000 from Wells Fund VI and $3,500,000 from Wells Fund VII.

     The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at the currently prevailing market rate. The annual base rent during the initial term is $1,094,426 during the first five years and $1,202,034 for the balance of the initial lease term. The original American Express lease was for a term of five years with an annual base rent of $369,851 and expired in June 2001. American Express has renewed their lease for five years at an annual base rent of $405,117 for the first year with a cumulative 3 percent escalation each year thereafter. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

     The average effective annual rental per square foot at the BellSouth Building was $16.65 for 2001, $16.36 for 2000, 1999, and 1998, and $16.40
     for 1997. The occupancy rate at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

     Tanglewood Commons

     On May 31, 1995, the Fund VI-VII-VIII Joint Venture purchased a 14.683 acres tract of real property located in Clemmons, Forsyth County, North Carolina. The Fund VI-VII-VIII Joint Venture constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acres tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and are held for future development or resale. As of

     December 31, 2001, Wells Fund VI had contributed $2,567,688, Wells Fund VII had contributed $2,432,312, and the Partnership had contributed $3,700,000 for the development of this project. Total costs and expenses incurred by the Fund VI-VII-VIII Joint Venture for the acquisition, development, construction and completion of the shopping center were approximately $8,700,000. Construction of the project was substantially completed in the first quarter of 1997.

     In February 1997, Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five-year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter's gross sales exceed $35,000,000 for any lease year.

     The average effective annual rental per square foot at Tanglewood Commons was $13.02 for 2001, $12.53 for 2000, $11.48 for 1999, $10.96 for 1998, and
     $9.12 for 1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2001 and 2000, 91% for 1999 and 1998, and 86% for 1997.

     Fund VII-VIII Joint Venture

     On February 10, 1995, the Partnership and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed the Fund VII-VIII Joint Venture. The investment objectives of Wells Fund VII are substantially identical to those of the Partnership. The Partnership holds an approximate 63% equity interest and Wells Fund VII holds an approximate 37% equity interest in the Fund VII-VIII Joint Venture, through which a retail/office building and an office building are owned and operated, as described below. As of December 31, 2001, the Partnership had contributed $4,267,621 and Wells Fund VII had contributed $2,474,725, for a total cost of $6,742,346 to the Fund VII-Fund VIII Joint Venture for the acquisition and development of the properties.

     Hannover Center

     On April 1996, Wells Fund VII contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to the Fund VII-VIII Joint Venture for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 2001, Wells Fund VII has funded approximately $1,437,801 for the development of Hannover Center, in addition to the cost of the land, and the Partnership has contributed $190,311 to the joint venture for the development of the property.

     A five-year lease has been signed with Mattress King, a mattress sale store, to occupy 6,020 square feet. The annual base rent for the first three years is $88,795, and for the last two years is $91,805. The lease will expire in 2006. Two additional tenants leased the remaining space at the property with leases to expire in 2003.

     The average effective annual rental per square foot at Hannover Center was $13.68 for 2001, $9.15 for 2000, $15.97 for 1999, $10.05 for 1998, and
     $8.92 for 1997. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998, and 50% for 1997.

     CH2M Hill at Gainesville Property

     Wells Fund VII made an initial contribution to the Fund VII-VIII Joint Venture of $677,534, which constituted the total purchase price and all other acquisition and development costs related to the purchase of a 5-acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet, was completed in December 1995 and is known as the CH2M Hill at Gainesville Property.

     A lease, for 9 years and 11 months to occupy 57,457 square feet, has been signed with CH2M Hill with an option to extend for an additional five-year period. The annual base rent during the initial term is $530,313. The annual rent for the extended term will be at the currently prevailing market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in 2005.

     As of December 31, 2001, the Partnership had contributed $4,077,310 and Wells Fund VII had contributed $1,036,923 to the Fund VII-VIII Joint Venture toward the completion of this project.

     The average effective annual rental per square foot at the CH2M Hill at Gainesville Property was $9.37 for 2001, 2000 and 1999, $9.19 for 1998, and $8.63 for 1997. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998, and 93.5% for 1997.

     Fund VIII-IX Joint Venture

     On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. ("Wells Fund IX"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed Fund VIII-IX Joint Venture. The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership had contributed $15,987,323 for an approximate 55% equity interest, and Wells Fund IX had contributed $13,289,358 for an approximate 45% equity interest in the Fund VIII-IX Joint Venture.

     US Cellular Building

     On June 17, 1996, the Fund VIII-IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. Construction was completed on a four-story office building containing approximately 101,727 rentable square feet. The land purchase and construction costs have been funded by capital contributions of $6,573,342 from the Partnership and $3,912,444 from Wells Fund IX for a total cost of approximately $10,500,000.

     In June 1997, US Cellular, a subsidiary of BellSouth Corporation, took occupancy of 76,276 rentable square feet, comprising approximately 75% of the building. The initial term of this lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 during the first five years and $1,016,822 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at the currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

     Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease an additional 25,451 square feet of space vacated by American Family in October 2001. This addition increased their rentable floor area from 76,276 square feet to 101,727 square feet. Accordingly, US Cellular now occupies 100% of the building, and will pay rent on the same terms and conditions of their original lease.

     The average effective annual rental per square foot at the US Cellular Building was $12.47 for 2001, $12.60 for 2000, 1999 and 1998, and $8.87 for
     1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998, and 75% for 1997.

     AT&T-TX Building

     On October 10, 1996, the Fund VIII-IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000, excluding acquisition costs.

     The funds used by the Fund VIII-IX Joint Venture to acquire the AT&T-TX Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to the Fund VIII-IX Joint Venture with respect to this building of $4,474,700, including acquisition costs.

     The AT&T-TX Building is leased to AT&T Wireless Texas for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The AT&T lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-IX Joint Venture on October 10, 1996. AT&T Wireless Texas tenant is responsible for the operating expenses including real estate taxes.

     The average effective annual rental per square foot at the AT&T-TX Building is $11.48 for 2001, $11.38 for 2000 and 1999, and $11.49 for 1998 and 1997.
     The occupancy rate at the AT&T-TX Building at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

     Cirrus Logic Building

     On February 20, 1997, the Fund VIII-IX Joint Venture acquired a 4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area on which a two-story office building containing approximately 49,460 rentable square feet was constructed as part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies. The purchase price paid for the Cirrus Logic Building was $7,029,000, excluding acquisition costs. Construction of the Cirrus Logic Building was substantially completed in March 1997 with Cirrus Logic, Inc. taking occupancy of the entire building. The funds used by the Fund VIII-IX Joint Venture to acquire the land and construct the Cirrus Logic Building were derived entirely from capital contributions made by the Partnership and Wells Fund IX of approximately $3,555,495 and $3,532,275, respectively, for total capital contributions to the Fund VIII-IX Joint Venture of approximately $7,087,770.

     The lease, as well as Cirrus Logic's obligation to pay rent, commenced on March 17, 1997 when Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years and annual initial base rent payable of $677,755. The base annual rent will be increased by 10% beginning the sixth year of the lease and will be increased another 10% beginning the eleventh year of the lease. Cirrus Logic has the option to renew the lease for two consecutive five-year periods. The base rent payable during any such extended term would be 95% of the then currently prevailing market rental rate for comparable office buildings in the Boulder County area.

     Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, other operating expenses, and for maintaining property and liability insurance on the Cirrus Logic Building. The Fund VIII-IX Joint Venture shall maintain, for its own benefit, liability insurance for the Cirrus Logic Building as well as insurance for fire, vandalism and malicious mischief.

     The average effective annual rental per square foot at the Cirrus Logic Building was $14.92 for 2001, 2000, 1999 and 1998, and $13.25 for 1997, the
     first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

     Fund VIII-IX-REIT Joint Venture

     Quest Building

     On January 10, 1997, the Fund VIII-IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a
     4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California. The total consideration paid for the building was $7,193,000 excluding acquisition expenses. The funds used by the Fund VIII-IX Joint Venture to acquire the Quest Building were derived entirely from capital contributions made by the Partnership and Wells Fund IX of approximately $3,608,109 and $3,620,316, respectively, for total capital contributions to the Fund VIII-IX Joint Venture of approximately $7,228,425.

     On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII-IX Joint Venture, whereby Wells OP guaranteed to provide the Fund VIII-IX Joint Venture with rental income on the Quest Building, previously leased to Matsushita Avionics, equal to at least the rental revenues and building expenses reimbursements that the Fund VIII-IX Joint Venture would have received over the remaining term of the original lease with Matsushita Avionics. Wells OP paid approximately $543,000 in rental income guaranty payments to the Fund VIII-IX Joint Venture through December 31, 2000, however, ceased making such payments upon Quest Software, Inc. taking occupancy on August 1, 2000.

     On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII-IX Joint Venture. On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Quest Building to the Fund VIII-IX-REIT Joint Venture. At December 31, 2001, the Partnership held an equity interest in the Fund VIII-IX-REIT Joint Venture of 46.2%.

     A 42-month lease for the entire Quest Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

     Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded through capital contributions made by Wells OP.

     The average effective annual rental per square foot at the Quest Building is $18.58 for 2001, $13.72 for 2000, $10.11 for 1999, and $10.32 for 1998.
     The occupancy rate at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

     Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $9.31 per Class A Unit and $13.88 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

     ITEM 3. LEGAL PROCEEDINGS

     There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Limited Partners for 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2002, the Partnership had 2,806,519 outstanding Class A Units held by a total of 2,033 Limited Partners and 396,750 outstanding Class B Units held by a total of 229 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner or holders of Class B Units as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 2000 and 2001 were as follows:

                                                  Per Class A Unit
                                               ----------------------
             Distribution          Total
             for Quarter            Cash       Investment   Return of
                Ended            Distributed     Income      Capital
            ------------------   -----------   ----------   ---------

            March 31, 2000        $623,907       $0.23        $0.00
            June 30, 2000          631,987        0.23         0.00
            September 30, 2000     618,292        0.12         0.11
            December 31, 2000      579,650        0.10         0.10
            March 31, 2001         604,658        0.10         0.12
            June 30, 2001          642,855        0.12         0.11
            September 30, 2001     678,949        0.14         0.11
            December 31, 2001     $684,089       $0.15        $0.08

The fourth quarter distribution was accrued for accounting purposes in 2001, and was not actually paid to Limited Partners until February 2002.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997:

                                           2001           2000            1999            1998            1997
                                       -----------    ------------    ------------    ------------    ------------
Total assets                           $22,693,970    $ 23,769,069    $ 24,960,196    $ 26,072,465    $ 27,021,694
Total revenues                           1,521,303       1,373,795       1,360,497       1,362,513       1,204,018
Net income                               1,433,706       1,288,063       1,266,946       1,269,171       1,102,567
Net loss allocated to General
   Partners                                      0               0               0               0               0
Net income allocated to Class A
   Limited Partners                      1,433,706       2,294,288       2,481,559       2,431,246       1,947,536
Net loss allocated to Class B
   Limited Partners                    $         0    $ (1,006,225)   $ (1,214,613)   $ (1,162,075)   $   (844,969)
Net income per weighted average (1)
   Class A Limited Partner Unit        $      0.51    $       0.84    $       0.91    $       0.86    $       0.73
Net loss per weighted average (1)
   Class B Limited Partner Unit                  0           (2.19)          (2.47)          (2.12)          (1.50)
Cash distributions per weighted
   average (1):
     Class A Limited Partner Unit:
            Investment income                 0.51            0.68            0.88            0.86            0.62
            Return of capital          $      0.42    $       0.21    $       0.00    $       0.00    $       0.00

     (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being sold or converted by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Results of Operations

Gross revenues of the Partnership were $1,521,303, $1,373,795, and $1,360,497 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in revenues resulted from an increase in equity in income of joint ventures from 2000 to 2001 and was attributable primarily to (i) increased rental rates at the Bellsouth Building, Tanglewood Commons and Hannover Center,
(ii) increased common area maintenance reimbursement adjustments at the Cirrus Logic Building, (iii) bad debt recorded at Hannover Center in 2000 that did not recur in 2001 (iv) decreased depreciation expense at Hannover Center as tenant improvements were written-off upon lease default and at the BellSouth

Building as tenant improvements became fully depreciated as the BellSouth lease expired in June 2001. The increase in equity in income of joint ventures was partially offset by (i) bad debt recorded at Tanglewood Commons in 2001 and (ii) a decreased ownership percentage at the Quest Building beginning in June 2000. The increase in revenues from 1999 to 2000 was attributable primarily to (i) increased occupancy at Tanglewood Commons (ii) increased common area maintenance reimbursement adjustments at Tanglewood Commons, CH2M Hill at Gainsville Property, and U.S. Cellular Building, partially offset by (i) decreased common area maintenance reimbursement adjustments at the Cirrus Logic Building and (ii) bad debt recorded at Hannover Center in 2000. Expenses of the Partnership were $87,597, $85,732, and $93,551 for the twelve months ended December 31, 2001, 2000, and 1999, respectively. Expenses of the Partnership decreased in 2000 and 2001, as compared to 1999, due to the write-off of organizational costs, which were previously capitalized, in accordance with accounting pronouncements ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" which became effective during the year ended December 31, 1999. As a result, net income of the Partnership increased to $1,433,706 for the year ended December 31, 2001, from $1,288,063 for the year ended December 31, 2000 and $1,266,946 for the year ended December 31, 1999.

Net income per weighted average unit for Class A Limited Partners was $0.51 for the year ended December 31, 2001 as compared to $0.84 for the year ended December 31, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the year ended December 31, 2001 as compared to $2.19 for year ended December 31, 2000. The related decrease for Class A and increase for Class B are due to a change in the allocation of income as a result of the Class B partners' capital balances reaching zero at the end of 2000.

The Partnership made cash distributions of investment income and a return of capital to Limited Partners holding Class A Units of $0.93 per Class A Unit for the year ended December 31, 2001, $0.89 per Class A Unit for the year ended December 31, 2000, and $0.88 per Class A Unit for the year ended December 31, 1999. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2002. Distributions accrued for the fourth quarter of 2001 to the Limited Partners holding Class A Units were paid in February 2002. No cash distributions were made to Limited Partners holding Class B Units.

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

Liquidity and Capital Resources

The Partnership's net cash used in operating activities was $85,637 in 2001, $68,968 in 2000, and $87,298 in 1999. The use of cash from operating activities remained relatively stable in 2001 as compared to 1999. The decrease in use of cash in operating activities in 2000 is attributable primarily to an increase in interest income. Net cash provided by investing activities was $2,602,975 in 2001, $2,474,151 in 2000, and $2,558,623 in 1999. The increased cash provided by investing activities from year 2000 to 2001 is directly attributable to the increase in distributions received from joint ventures, primarily generated by the Fund VII-VIII Joint Venture from an increase in rental income at Hannover Center. Net cash used in financing activities increased to $2,507,159 in 2001 from $2,487,363 in 2000 and $2,379,215 in 1999, due to increases in cash flows generated by properties owned through joint ventures, resulting in an increased distribution rate for the Partnership.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis.

At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation

The real estate market has not been affected significantly by inflation during the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

      Name of Individual         Capacities in Which Served        Cash
      or Number in Group            Form of Compensation       Compensation
------------------------------   ---------------------------   ------------

Wells Management Company, Inc.   Property Manager-Management    $247,480(1)
                                 and Leasing Fees

     (1) These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001, however, were not paid until January 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2001.

                 Name and Address of      Amount and Nature of
Title of Class     Beneficial Owner       Beneficial Ownership       Percent of Class
--------------   -------------------   ---------------------------   ----------------
Class A units     Leo F. Wells, III    4,140.88 units (IRA, 401(k)   Less than 1%
                                       and Profit Sharing)

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Wells Management Company, Inc. has received $247,480 in cash compensation for services rendered during the year ended December 31, 2001.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-40 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2002.

                              Wells Real Estate Fund VIII, L.P.
                              (Registrant)


                              By: /s/ Leo F. Wells, III
                                  ----------------------------------------------
                                  Leo F. Wells, III
                                  Individual General Partner and as President
                                  and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

       Signature                                TITLE                              Date
-------------------------------   -------------------------------------   -----------------------


/s/ Leo F. Wells, III
-------------------------------
Leo F. Wells, III                 Individual General Partner,             March 21, 2002
                                  President and Sole Director
                                  of Wells Capital, Inc., the Corporate
                                  General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                         Financial Statements                                           Page
-------------------------------------------------------------------------------------   ----
Independent Auditors' Report                                                             F-2

Balance Sheets as of December 31, 2001 and 2000                                          F-3

Statements of Income for the Years Ended December 31, 2001, 2000, and 1999               F-4

Statements of Partners' Capital for the Years Ended December 31, 2001, 2000, and 1999    F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999           F-6

Notes to Financial Statements for December 31, 2001, 2000, and 1999                      F-7

Audited Financial Statements - The Cirrus Logic Building                                F-27

Audited Financial Statements - The U.S. Cellular Building                               F-34

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND VIII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                 2001          2000
                                                                              -----------   -----------
                                     ASSETS

INVESTMENT IN JOINT VENTURES                                                  $21,861,005   $23,179,647

CASH AND CASH EQUIVALENTS                                                          28,901        18,722

DUE FROM AFFILIATES                                                               804,064       568,670

PREPAIDS AND OTHER ASSETS                                                               0         2,030
                                                                              -----------   -----------
              Total assets                                                    $22,693,970   $23,769,069
                                                                              ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Partnership distributions payable                                         $   684,141   $   580,749
    Accounts payable                                                                6,527         8,173
                                                                              -----------   -----------
                                                                                  690,668       588,922
                                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--2,806,519 units and 2,764,087 units as of December 31, 2001
           and 2000, respectively                                              22,003,302    23,180,147
       Class B--396,750 units and 439,182 units as of December 31, 2001 and
           2000, respectively                                                           0             0
                                                                              -----------   -----------
              Total partners' capital                                          22,003,302    23,180,147
                                                                              -----------   -----------
              Total liabilities and partners' capital                         $22,693,970   $23,769,069
                                                                              ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    2001         2000           1999
                                                                 ----------   -----------    -----------
REVENUES:
    Equity in income of joint ventures                           $1,519,727   $ 1,363,174    $ 1,360,494
    Interest income                                                   1,576        10,621              3
                                                                 ----------   -----------    -----------
                                                                  1,521,303     1,373,795      1,360,497
                                                                 ----------   -----------    -----------
EXPENSES:
    Partnership administration                                       59,438        52,245         54,299
    Legal and accounting                                             13,161        21,214         23,016
    Amortization of organization costs                                    0             0          6,250
    Computer costs                                                   14,998        12,273          9,986
                                                                 ----------   -----------    -----------
                                                                     87,597        85,732         93,551
                                                                 ----------   -----------    -----------
Net INCOME                                                       $1,433,706   $ 1,288,063    $ 1,266,946
                                                                 ==========   ===========    ===========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                 $1,433,706   $ 2,294,288    $ 2,481,559
                                                                 ==========   ===========    ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                   $        0   $(1,006,225)   $(1,214,613)
                                                                 ==========   ===========    ===========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT     $     0.51   $      0.84    $      0.91
                                                                 ==========   ===========    ===========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT       $     0.00   $     (2.19)   $     (2.47)
                                                                 ==========   ===========    ===========

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT   $     0.93   $      0.89    $      0.88
                                                                 ==========   ===========    ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                     Limited Partners
                                   ------------------------------------------------
                                          Class A                  Class B               Total
                                   ------------------------   ---------------------     Partners'
                                     Units       Amount        Units       Amount       Capital
                                   ---------   ------------   -------   -----------   ------------
BALANCE, DECEMBER 31, 1998         2,674,584   $ 23,113,046   528,685   $ 2,367,471   $ 25,480,517

    Net income (loss)                      0      2,481,559         0    (1,214,613)     1,266,946
    Partnership distributions              0     (2,401,544)        0             0     (2,401,544)
    Class B conversion elections      53,841        148,817   (53,841)     (148,817)             0
                                   ---------   ------------   -------   -----------   ------------
BALANCE, DECEMBER 31, 1999         2,728,425     23,341,878   474,844     1,004,041     24,345,919

    Net income (loss)                      0      2,294,288         0    (1,006,225)     1,288,063
    Partnership distributions              0     (2,453,835)        0             0     (2,453,835)
    Class B conversion elections      35,662         (2,184)  (35,662)        2,184              0
                                   ---------   ------------   -------   -----------   ------------
BALANCE, DECEMBER 31, 2000         2,764,087     23,180,147   439,182             0     23,180,147

    Net income                             0      1,433,706         0             0      1,433,706
    Partnership distributions              0     (2,610,551)        0             0     (2,610,551)
    Class B conversion elections      42,432              0   (42,432)            0              0
                                   ---------   ------------   -------   -----------   ------------
BALANCE, DECEMBER 31, 2001         2,806,519   $ 22,003,302   396,750   $         0   $ 22,003,302
                                   =========   ============   =======   ===========   ============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                     2001          2000          1999
                                                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 1,433,706   $ 1,288,063   $ 1,266,946
                                                                  -----------   -----------   -----------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                      (1,519,727)   (1,363,174)   (1,360,494)
           Amortization of organization costs                               0             0         6,250
           Changes in assets and liabilities:
              Prepaid expenses and other assets                         2,030        (2,030)            0
              Accounts payable and accrued expenses                    (1,646)        8,173             0
                                                                  -----------   -----------   -----------
                 Total adjustments                                 (1,519,343)   (1,357,031)   (1,354,244)
                                                                  -----------   -----------   -----------
                 Net cash used in operating activities                (85,637)      (68,968)      (87,298)
                                                                  -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                      2,602,975     2,474,151     2,558,623
                                                                  -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings    (1,229,421)     (914,092)            0
    Distributions to partners from accumulated earnings            (1,277,738)   (1,573,271)   (2,379,215)
                                                                  -----------   -----------   -----------
                 Net cash used in financing activities             (2,507,159)   (2,487,363)   (2,379,215)
                                                                  -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   10,179       (82,180)       92,110

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           18,722       100,902         8,792
                                                                  -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $    28,901   $    18,722   $   100,902
                                                                  ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund VIII, L.P. (the "Partnership") is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Jacksonville, Florida (the "BellSouth property"); (ii) a retail shopping center in Clemmons, Forsyth County, North Carolina ("Tanglewood Commons"); (iii) an office building in Gainesville, Florida ("CH2M Hill Building"); (iv) a retail/office building located in Stockbridge, Georgia ("Hannover Center"); (v) an office building in Madison, Wisconsin ("U.S. Cellular Building"); (vi) an office building in Farmers Branch, Texas ("AT&T Texas Building"); (vii) a two-story office building in Boulder County, Colorado ("Cirrus Logic Building"); (viii) a two-story office building in Orange County, California ("Quest Building," formerly "Bake Parkway Building").

     Use of Estimates and Factors Affecting the Partnership

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income Taxes

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     Distribution of Sales Proceeds

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

          . To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

          . To limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

          . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partners return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

          . To the general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential limited partner return, then the general partners shall receive an additional sum equal to 25% of such excess

          . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

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

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

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

          Real Estate Assets

          Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

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

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in
          Note 3.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2001, 2000, and 1999 is computed based on the weighted average number of units outstanding during the period.

     Reclassifications

     Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 and 2000 represents the Partnership's share of cash distributed from its joint venture investments for the fourth quarters of 2001 and 2000:

                                                  2001       2000
                                                --------   --------
            Fund VI, VII, and VIII Associates   $163,816   $126,660
            Fund VII and VIII Associates         140,613     55,581
            Fund VIII and IX Associates          499,635    386,429
                                                --------   --------
                                                $804,064   $568,670
                                                ========   ========

     The Partnership entered into a property management and leasing agreement with Wells Management, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $247,480, $246,937, and $238,682 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                2001                    2000
                                        ---------------------   ---------------------
                                           Amount     Percent      Amount     Percent
                                        -----------   -------   -----------   -------
     Fund VI, VII, and VIII Associates  $ 4,753,935     32%     $ 5,006,987     32%
     Fund VII and VIII Associates         3,309,896     63        3,566,648     63
     Fund VIII and IX Associates         13,797,174     55       14,606,012     55
                                        -----------             -----------
                                        $21,861,005             $23,179,647
                                        ===========             ===========

     The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 2001 and 2000:

                                                           2001        2000
                                                       -----------  -----------
     Investment in joint ventures, beginning of year   $23,179,647  $24,323,418
         Equity in income of joint ventures              1,519,727    1,363,174
         Distributions from joint ventures              (2,838,369)  (2,506,945)
                                                       -----------  -----------
     Investment in joint ventures, end of year         $21,861,005  $23,179,647
                                                       ===========  ===========

     Fund VI, VII, and VIII Associates

     On April 17, 1995, the Partnership entered into a joint venture with Wells Real Estate Fund VI, L.P. ("Fund VI") and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center, Tanglewood Commons, was developed and was substantially completed at December 31, 1997.

     Following are the financial statements for Fund VI, VII, and VIII
     Associates:

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                2001           2000
                                                                             -----------   -----------
                                     Assets
Real estate assets, at cost:
    Land                                                                     $ 4,461,819   $ 4,461,819
    Building and improvements, less accumulated depreciation of
        $3,707,449 in 2001 and $3,031,152 in 2000                              9,398,120    10,074,417
    Construction in progress                                                       3,797         3,797
                                                                             -----------   -----------
              Total real estate assets                                        13,863,736    14,540,033
Cash and cash equivalents                                                        747,198       606,802
Accounts receivable                                                              192,807       346,018
Prepaid expenses and other assets, net                                           428,052       471,658
                                                                             -----------   -----------
              Total assets                                                   $15,231,793   $15,964,511
                                                                             ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                         $    76,639   $    65,442
    Partnership distributions payable                                            446,315       408,291
    Due to affiliates                                                             15,590        15,407
                                                                             -----------   -----------
              Total liabilities                                                  538,544       489,140
                                                                             -----------   -----------
Partners' capital:
    Wells Real Estate Fund VI                                                  5,032,488     5,300,368
    Wells Real Estate Fund VII                                                 4,906,826     5,168,016
    Wells Real Estate Fund VIII                                                4,753,935     5,006,987
                                                                             -----------   -----------
              Total partners' capital                                         14,693,249    15,475,371
                                                                             -----------   -----------
              Total liabilities and partners' capital                        $15,231,793   $15,964,511
                                                                             ===========   ===========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         2001         2000         1999
                                                      ----------   ----------   ----------
Revenues:
    Rental income                                     $2,424,385   $2,364,871   $2,294,016
    Interest income                                       25,294        3,985       14,937
    Other income                                             360          360          360
                                                      ----------   ----------   ----------
                                                       2,450,039    2,369,216    2,309,313
                                                      ----------   ----------   ----------
Expenses:
    Depreciation                                         676,297      715,402      701,885
    Operating costs, net of reimbursements               362,796      371,191      444,156
    Management and leasing fees                          277,863      273,632      259,352
    Legal and accounting                                  16,296        7,650       10,286
    Partnership administration                            42,469       30,330       27,804
    Computer costs                                         2,985        1,585        1,043
    Bad debt expense                                      22,111            0            0
                                                      ----------   ----------   ----------
                                                       1,400,817    1,399,790    1,444,526
                                                      ----------   ----------   ----------
Net income                                            $1,049,222   $  969,426   $  864,787
                                                      ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund VI     $  359,362   $  332,032   $  296,193
                                                      ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund VII    $  350,389   $  323,741   $  288,796
                                                      ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund VIII   $  339,471   $  313,653   $  279,798
                                                      ==========   ==========   ==========

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Wells Real      Wells Real      Wells Real        Total
                                    Estate          Estate          Estate        Partners'
                                   Fund VI         Fund VII        Fund VIII       Capital
                                 -----------     -----------     -----------     ------------
Balance, December 31, 1998       $ 5,813,110     $ 5,667,955     $ 5,491,347     $ 16,972,412
    Net income                       296,193         288,796         279,798          864,787
    Partnership distributions       (549,934)       (536,202)       (519,493)      (1,605,629)
                                 -----------     -----------     -----------     ------------
Balance, December 31, 1999         5,559,369       5,420,549       5,251,652       16,231,570
    Net income                       332,032         323,741         313,653          969,426
    Partnership distributions       (591,033)       (576,274)       (558,318)      (1,725,625)
                                 -----------     -----------     -----------     ------------
Balance, December 31, 2000         5,300,368       5,168,016       5,006,987       15,475,371
    Net income                       359,362         350,389         339,471        1,049,222
    Partnership distributions       (627,242)       (611,579)       (592,523)      (1,831,344)
                                 -----------     -----------     -----------     ------------
Balance, December 31, 2001       $ 5,032,488     $ 4,906,826     $ 4,753,935     $ 14,693,249
                                 ===========     ===========     ===========     ============

                        Fund VI, VII, and VIII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                        2001            2000          1999
                                                                     -----------    -----------    -----------
     Cash flows from operating activities:
         Net income                                                  $ 1,049,222    $   969,426    $   864,787
                                                                     -----------    -----------    -----------
         Adjustments to reconcile net income to net cash provided
            by operating activities:
                Depreciation                                             676,297        715,402        701,885
                Changes in assets and liabilities:
                   Accounts receivable                                   153,211        (74,810)       (71,269)
                   Prepaid expenses and other assets, net                 43,606         58,171         87,773
                   Accounts payable                                       11,197        (18,717)        32,133
                   Due to affiliates                                         183           (874)         6,546
                                                                     -----------    -----------    -----------
                      Total adjustments                                  884,494        679,172        757,068
                                                                     -----------    -----------    -----------
                      Net cash provided by operating activities        1,933,716      1,648,598      1,621,855
     Cash flows from investing activities:
         Investment in real estate                                             0       (136,564)       (64,749)
     Cash flows from financing activities:
         Distributions to joint venture partners                      (1,793,320)    (1,641,434)    (1,621,225)
                                                                     -----------    -----------    -----------
     Net increase (decrease) in cash and cash equivalents                140,396       (129,400)       (64,119)
     Cash and cash equivalents, beginning of year                        606,802        736,202        800,321
                                                                     -----------    -----------    -----------
     Cash and cash equivalents, end of year                          $   747,198    $   606,802    $   736,202
                                                                     ===========    ===========    ===========

     Fund VII and VIII Associates

     On February 10, 1995, the Partnership entered into a joint venture agreement with Fund VII. The joint venture, Fund VII and VIII Associates, was formed to acquire, develop, operate, and sell real properties. During 1995, the joint venture purchased a five-acre parcel of land in Gainesville, Alachua County, Florida. A 62,975-square foot office building, the CH2M Hill Building, was constructed and began operations during 1995. In April 1996, Fund VII contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon to the joint venture for the development of a 12,000-square foot, single-story combination retail/office building. The building, The Hannover Center, was completed and commenced operations in 1996.

     The following are the financial statements for Fund VII and VIII
     Associates:

                          Fund VII and VIII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                        $  822,320   $  822,320
    Building and improvements, less accumulated depreciation of $1,668,189 in
       2001 and $1,396,480 in 2000                                               4,227,542    4,545,871
    Personal property, less accumulated depreciation of $181,212 in 2001 and
       $151,423 in 2000                                                            116,671      146,460
                                                                                ----------   ----------
              Total real estate assets                                           5,166,533    5,514,651
Cash and cash equivalents                                                          151,078       76,565
Accounts receivable                                                                 93,860       70,209
Prepaid expenses and other assets, net                                              51,894       70,969
                                                                                ----------   ----------
              Total assets                                                      $5,463,365   $5,732,394
                                                                                ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                            $   17,125   $   13,160
    Due to affiliates                                                                  572        2,497
    Partnership distributions payable                                              221,966       87,738
                                                                                ----------   ----------
              Total liabilities                                                    239,663      103,395
                                                                                ----------   ----------
Partners' capital:
    Wells Real Estate Fund VII                                                   1,913,806    2,062,351
    Wells Real Estate Fund VIII                                                  3,309,896    3,566,648
                                                                                ----------   ----------
              Total partners' capital                                            5,223,702    5,628,999
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $5,463,365   $5,732,394
                                                                                ==========   ==========

                          Fund VII and VIII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                        2001         2000         1999
                                                      ---------    ---------    ---------
Revenues:
    Rental income                                     $ 741,552    $ 686,642    $ 769,052
    Interest income                                       6,037            0            0
    Other income                                            360          360          300
                                                      ---------    ---------    ---------
                                                        747,949      687,002      769,352
                                                      ---------    ---------    ---------
Expenses:
    Depreciation                                        348,118      375,575      347,646
    Management and leasing fees                         138,767      114,334      124,040
    Legal and accounting                                 10,884       20,113       13,952
    Partnership administration                           22,760       26,162       29,182
    Bad debt expense                                          3       42,564            0
    Operating costs, net of reimbursements              (66,129)     (48,017)     (28,354)
                                                      ---------    ---------    ---------
                                                        454,403      530,731      486,466
                                                      ---------    ---------    ---------
Net income                                            $ 293,546    $ 156,271    $ 282,886
                                                      =========    =========    =========

Net income allocated to Wells Real Estate Fund VII    $ 107,588    $  57,275    $ 103,681
                                                      =========    =========    =========

Net income allocated to Wells Real Estate Fund VIII   $ 185,958    $  98,996    $ 179,205
                                                      =========    =========    =========

                          Fund VII And VIII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                       Wells Real     Wells Real       Total
                                         Estate         Estate       Partners'
                                        Fund VII      Fund VIII       Capital
                                      -----------    -----------    -----------
Balance, December 31, 1998            $ 2,317,761    $ 4,008,114    $ 6,325,875
    Net income                            103,681        179,205        282,886
    Partnership distributions            (229,839)      (397,269)      (627,108)
                                      -----------    -----------    -----------
Balance, December 31, 1999              2,191,603      3,790,050      5,981,653
    Net income                             57,275         98,996        156,271
    Partnership distributions            (186,527)      (322,398)      (508,925)
                                      -----------    -----------    -----------
Balance, December 31, 2000              2,062,351      3,566,648      5,628,999
    Net income                            107,588        185,958        293,546
    Partnership distributions            (256,133)      (442,710)      (698,843)
                                      -----------    -----------    -----------
Balance, December 31, 2001            $ 1,913,806    $ 3,309,896    $ 5,223,702
                                      ===========    ===========    ===========

                          Fund VII and VIII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                         2001         2000         1999
                                                                       ---------    ---------    ---------
     Cash flows from operating activities:
         Net income                                                    $ 293,546    $ 156,271    $ 282,886
                                                                       ---------    ---------    ---------
         Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation                                             348,118      375,575      347,646
                Changes in assets and liabilities:
                   Accounts receivable                                   (23,651)      41,076      (62,704)
                   Prepaid expenses and other assets, net                 19,075       19,381       13,919
                   Accounts payable                                        3,965       (7,601)      (3,707)
                   Due to affiliates                                      (1,925)         270          727
                                                                       ---------    ---------    ---------
                      Total adjustments                                  345,582      428,701      295,881
                                                                       ---------    ---------    ---------
                      Net cash provided by operating activities          639,128      584,972      578,767
     Cash flows from investing activities:
         Investment in real estate                                             0      (21,904)      (5,294)
     Cash flows from financing activities:
         Distributions to joint venture partners                        (564,615)    (554,511)    (630,161)
                                                                       ---------    ---------    ---------
     Net increase (decrease) in cash and cash equivalents                 74,513        8,557      (56,688)
     Cash and cash equivalents, beginning of year                         76,565       68,008      124,696
                                                                       ---------    ---------    ---------
     Cash and cash equivalents, end of year                            $ 151,078    $  76,565    $  68,008
                                                                       =========    =========    =========

     Supplemental disclosure of noncash activities:
         Write-off of fully depreciated real estate assets             $  46,620    $       0    $       0
                                                                       =========    =========    =========

     Fund VIII and IX Associates

     On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund IX, L.P ("Fund IX"). The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square foot, one-story office building, known as the TCI Building, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square foot building was completed and commenced operations in 1997.

     On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX Associates contributed, at cost, the Quest Building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

Following are the financial statements for Fund VIII and IX Associates:

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                        2001         2000
                                                                    -----------   -----------
                                     Assets
Real estate assets, at cost:
    Land                                                            $ 2,503,586   $ 2,503,586
    Building and improvements, less accumulated depreciation of
    $4,966,747 in 2001 and $3,907,439 in 2000                        15,552,683    16,611,991
                                                                    -----------   -----------
              Total real estate assets                               18,056,269    19,115,577
Cash and cash equivalents                                               845,779       826,248
Accounts receivable                                                     827,141       613,445
Due from affiliates                                                     249,982       149,060
Investment in limited partnerships                                    6,341,285     6,835,000
Prepaid expenses and other assets, net                                   98,053       138,558
                                                                    -----------   -----------
              Total assets                                          $26,418,509   $27,677,888
                                                                    ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                $   292,194   $   288,369
    Due to affiliates                                                    35,691        29,418
    Partnership distributions payable                                   911,797       705,204
                                                                    -----------   -----------
              Total liabilities                                       1,239,682     1,022,991
                                                                    -----------   -----------
Partners' capital:
    Wells Real Estate Fund VIII                                      13,797,174    14,606,012
    Wells Real Estate Fund IX                                        11,381,653    12,048,885
                                                                    -----------   -----------
              Total partners' capital                                25,178,827    26,654,897
                                                                    -----------   -----------
              Total liabilities and partners' capital               $26,418,509   $27,677,888
                                                                    ===========   ===========


                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                         2001            2000           1999
                                                      -----------    -----------    -----------
Revenues:
    Rental income                                     $ 2,466,165    $ 2,804,167    $ 3,132,925
    Equity in income of joint venture                     477,061        285,006              0
    Interest income                                        21,027         34,741         25,995
    Other income                                           15,847         13,074              0
                                                      -----------    -----------    -----------
                                                        2,980,100      3,136,988      3,158,920
                                                      -----------    -----------    -----------
Expenses:
    Depreciation                                        1,059,308      1,167,145      1,274,978
    Management and leasing fees                           207,656        203,445        216,075
    Property administration expenses                       47,608         47,482         41,708
    Legal and accounting                                   15,133         14,500         15,336
    Operating costs, net of reimbursements               (164,125)       (30,221)       (34,328)
                                                      -----------    -----------    -----------
                                                        1,165,580      1,402,351      1,513,769
                                                      -----------    -----------    -----------
Net income                                            $ 1,814,520    $ 1,734,637    $ 1,645,151
                                                      ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund VIII   $   994,298    $   950,525    $   901,489
                                                      ===========    ===========    ===========

Net income allocated to Wells Real Estate Fund IX     $   820,222    $   784,112    $   743,662
                                                      ===========    ===========    ===========

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999


                                    Wells Real      Wells Real          Total
                                      Estate          Estate          Partners'
                                     Fund VIII       Fund IX          Capital
                                   ------------    ------------    ------------

Balance, December 31, 1998         $ 15,952,307    $ 13,159,479    $ 29,111,786
    Net income                          901,489         743,662       1,645,151
    Partnership distributions        (1,572,080)     (1,296,849)     (2,868,929)
                                   ------------    ------------    ------------
Balance, December 31, 1999           15,281,716      12,606,292      27,888,008
    Net income                          950,525         784,112       1,734,637
    Partnership distributions        (1,626,229)     (1,341,519)     (2,967,748)
                                   ------------    ------------    ------------
Balance, December 31, 2000           14,606,012      12,048,885      26,654,897
    Net income                          994,298         820,222       1,814,520
    Partnership distributions        (1,803,136)     (1,487,454)     (3,290,590)
                                   ------------    ------------    ------------
Balance, December 31, 2001         $ 13,797,174    $ 11,381,653    $ 25,178,827
                                   ============    ============    ============

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                        2001          2000           1999
                                                                    -----------    -----------    -----------
     Cash flows from operating activities:
         Net income                                                 $ 1,814,520    $ 1,734,637    $ 1,645,151
                                                                    -----------    -----------    -----------
         Adjustments to reconcile net income to net cash provided
            by operating activities:
              Equity in income of joint venture                        (477,061)      (285,006)             0
              Depreciation                                            1,059,308      1,167,145      1,274,978
              Changes in assets and liabilities:
                   Accounts receivable                                 (213,696)        78,307       (187,144)
                   Prepaid expenses and other assets, net                40,505         38,165         32,606
                   Accounts payable                                       3,825          4,821         94,407
                   Due to affiliates                                      6,273         (1,129)         3,920
                                                                    -----------    -----------    -----------
                      Total adjustments                                 419,154      1,002,303      1,218,767
                                                                    -----------    -----------    -----------
                      Net cash provided by operating activities       2,233,674      2,736,940      2,863,918
                                                                    -----------    -----------    -----------
     Cash flows from investing activities:
         Investment in real estate                                            0              0         (3,500)
         Distributions received from joint venture                      869,854        158,835              0
                                                                    -----------    -----------    -----------
                      Net cash provided by (used in) investing
                          activities                                    869,854        158,835         (3,500)
                                                                    -----------    -----------    -----------
     Cash flows from financing activities:
         Distributions to joint venture partners                     (3,083,997)    (2,936,037)    (2,901,686)
                                                                    -----------    -----------    -----------
     Net increase (decrease) in cash and cash equivalents                19,531        (40,262)       (41,268)
     Cash and cash equivalents, beginning of year                       826,248        866,510        907,778
                                                                    -----------    -----------    -----------
     Cash and cash equivalents, end of year                         $   845,779    $   826,248    $   866,510
                                                                    ===========    ===========    ===========

     Supplemental disclosure of noncash activities:

         Real estate contributed to joint venture                   $         0    $ 6,857,889    $         0
                                                                    ===========    ===========    ===========

     Fund VIII, IX, and REIT Joint Venture

     On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with the Operating Partnership to form the Fund VIII, IX, and REIT Joint Venture for the purpose of developing, operating, and selling real properties.

     On July 1, 2000, Fund VIII and IX Associates contributed the Quest Building (formerly Bake Parkway Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. During 2000, the Operating Partnership contributed $1,282,111 to the Fund VIII, IX, and REIT Joint Venture. Ownership percentage interests were recomputed accordingly.

Following are the financial statements for Fund VIII, IX, and REIT Joint
Venture:

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                     2001         2000
                                                                  ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                          $2,220,993   $2,220,993
    Building and improvements, less accumulated depreciation of
    $649,436 in 2001 and $187,891 in 2000                          4,952,724    5,408,892
                                                                  ----------   ----------
              Total real estate assets                             7,173,717    7,629,885
Cash and cash equivalents                                            297,533      170,664
Accounts receivable                                                  164,835      197,802
Prepaid expenses and other assets, net                               191,799      283,864
                                                                  ----------   ----------
              Total assets                                        $7,827,884   $8,282,215
                                                                  ==========   ==========
                        Liabilities and Partners' Capital
Liabilities:
    Accounts payable                                              $      676   $        0
    Partnership distributions payable                                296,856      170,664
                                                                  ----------   ----------
              Total liabilities                                      297,532      170,664
                                                                  ----------   ----------
Partners' capital:
    Fund VIII and IX Associates                                    6,341,285    6,835,000
    Wells Operating Partnership, L.P.                              1,189,067    1,276,551
                                                                  ----------   ----------
              Total partners' capital                              7,530,352    8,111,551
                                                                  ----------   ----------
              Total liabilities and partners' capital             $7,827,884   $8,282,215
                                                                  ==========   ==========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
                    for the Year Ended December 31, 2001 and
                the Period from June 15, 2000 (Inception) Through
                                December 31, 2000

                                                               2001        2000
                                                            ----------   --------
Revenues:
    Rental income                                           $1,207,995   $563,049
    Interest income                                                729          0
                                                            ----------   --------
                                                             1,208,724    563,049
                                                            ----------   --------
Expenses:
    Depreciation                                               461,545    187,891
    Management and leasing fees                                142,735     54,395
    Property administration expenses                            22,278      5,692
    Operating costs, net of reimbursements                      15,326      5,178
                                                            ----------   --------
                                                               641,884    253,156
                                                            ----------   --------
Net income                                                  $  566,840   $309,893
                                                            ==========   ========
Net income allocated to Fund VIII and IX Associates         $  477,061   $285,006
                                                            ==========   ========
Net income allocated to Wells Operating Partnership, L.P.   $   89,779   $ 24,887
                                                            ==========   ========

                     Fund VIII, IX, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                    for the Year Ended December 31, 2001 and
               the Period from June 15, 2000 (Inception) Through
                               December 31, 2000

                                        Fund VIII        Wells               Total
                                         and IX        Operating           Partners'
                                       Associates    Partnership, L.P.      Capital
                                      -----------    -----------------    -----------
Balance, June 15, 2000 (inception)    $         0       $         0       $         0
    Net income                            285,006            24,887           309,893
    Partnership contributions           6,857,889         1,282,111         8,140,000
    Partnership distributions            (307,895)          (30,447)         (338,342)
                                      -----------       -----------       -----------
Balance, December 31, 2000              6,835,000         1,276,551         8,111,551
    Net income                            477,061            89,779           566,840
    Partnership contributions                   0             5,377             5,377
    Partnership distributions            (970,776)         (182,640)       (1,153,416)
                                      -----------       -----------       -----------
Balance, December 31, 2001            $ 6,341,285       $ 1,189,067       $ 7,530,352
                                      ===========       ===========       ===========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
                    for the Year Ended December 31, 2001 and
                the Period from June 15, 2000 (Inception) Through
                                December 31, 2000

                                                                               2001           2000
                                                                            -----------    -----------
     Cash flows from operating activities:
         Net income                                                         $   566,840    $   309,893
                                                                            -----------    -----------
         Adjustments to reconcile net income to net cash provided by operating activities:
                Depreciation                                                    461,545        187,891
                Changes in assets and liabilities:
                   Accounts receivable                                           32,967       (197,802)
                   Prepaid expenses and other assets, net                        92,065       (283,864)
                   Accounts payable                                                 676              0
                                                                            -----------    -----------
                      Total adjustments                                         587,253       (293,775)
                                                                            -----------    -----------
                      Net cash provided by operating activities               1,154,093         16,118
                                                                            -----------    -----------
     Cash flows from investing activities:
         Investment in real estate                                               (5,377)      (959,887)
                                                                            -----------    -----------
     Cash flows from financing activities:
         Contributions from joint venture partners                                5,377      1,282,111
         Distributions to joint venture partners                             (1,027,224)      (167,678)
                                                                            -----------    -----------
                      Net cash (used in) provided by financing activities    (1,021,847)     1,114,433
                                                                            -----------    -----------
     Net increase in cash and cash equivalents                                  126,869        170,664
     Cash and cash equivalents, beginning of period                             170,664              0
                                                                            -----------    -----------
    Cash and cash equivalents, end of year                                  $   297,533    $   170,664
                                                                            ===========    ===========

     Supplemental disclosure of noncash activities:

         Real estate contribution received from joint venture partner       $         0    $ 6,857,889
                                                                            ===========    ===========

4.    INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

      The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                        2001            2000          1999
                                                                     -----------    -----------    -----------
     Financial statement net income                                  $ 1,433,706    $ 1,288,063    $ 1,266,946
     Increase (decrease) in net income resulting from:
         Depreciation expense for financial reporting purposes in
            excess of amounts for income tax purposes                    601,056        561,059        494,088
         Expenses deductible when paid for income tax purposes,
            accrued for financial reporting purposes                       2,394           (847)         4,682
         Rental income accrued for financial reporting purposes
            in excess of amounts for income tax purposes                 (36,925)      (123,273)       (75,301)
         Other                                                                 0        (17,571)       (17,571)
                                                                     -----------    -----------    -----------
     Income tax basis net income                                     $ 2,000,231    $ 1,707,431    $ 1,672,844
                                                                     ===========    ===========    ===========

     The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                                     2001            2000            1999
                                                                 ------------    ------------    ------------
     Financial statement partners' capital                       $ 22,003,302    $ 23,180,147    $ 24,345,919
     Increase (decrease) in partners' capital resulting from:
            Depreciation expense for financial reporting
                purposes in excess of amounts for income tax
                purposes                                            2,577,328       1,976,272       1,415,213
            Capitalization of syndication costs for income
                tax purposes, which are accounted for as cost
                of capital for financial reporting purposes         4,774,787       4,774,787       4,774,787
            Accumulated expenses deductible when paid for
                income tax purposes, accrued for financial
                reporting purposes                                    112,488         110,094         110,941
            Accumulated rental income accrued for financial
                reporting purposes in excess of amounts for
                income tax purposes                                  (518,422)       (481,497)       (358,224)
            Partnership's distributions payable                       684,142         580,750         614,277
            Other                                                    (132,574)       (132,574)       (115,003)
                                                                 ------------    ------------    ------------
     Income tax basis partners' capital                          $ 29,501,051    $ 30,007,979    $ 30,787,910
                                                                 ============    ============    ============

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interests in joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

                Year ending December 31:
                    2002                                    $  3,424,570
                    2003                                       3,225,015
                    2004                                       2,574,311
                    2005                                       2,477,873
                    2006                                       1,836,595
                Thereafter                                     5,635,260
                                                            ------------
                                                            $ 19,173,624
                                                            ============

     Four tenants contributed approximately 18%, 17%, 13%, and 11% of rental income. In addition, five tenants will contribute approximately 25%, 17%, 15%, 14%, and 10% of future minimum rental income.

     The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2001 is as follows:

                Year ending December 31:
                    2002                                    $  2,482,965
                    2003                                       2,405,444
                    2004                                       2,273,500
                    2005                                       2,214,804
                    2006                                       1,165,554
                Thereafter                                     5,453,538
                                                            ------------
                                                            $ 15,995,805
                                                            ============

     Three tenants contributed approximately 48%, 22%, and 16% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 51%, 33%, and 12% of future minimum rental income.

     The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 2001 is as follows:

                Year ending December 31:
                    2002                                     $   774,165
                    2003                                         723,286
                    2004                                         622,118
                    2005                                         577,925
                    2006                                          91,805
                Thereafter                                             0
                                                             -----------
                                                             $ 2,789,299
                                                             ===========

     Two tenants contributed approximately 12% and 11% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 74% and 16% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of December 31, 2001 is as follows:

                Year ending December 31:
                    2002                                    $  2,804,162
                    2003                                       2,544,616
                    2004                                       2,544,616
                    2005                                       2,544,616
                    2006                                       2,556,283
                Thereafter                                     7,058,967
                                                            ------------
                                                            $ 20,053,260
                                                            ============

     Four tenants contributed approximately 37%, 27%, 18%, and 13% of rental income for the year ended December 31, 2001. In addition, three tenants will contribute approximately 40%, 27%, and 22% of future minimum rental income.

     Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

            Year ending December 31:
                2002                                      $1,287,119
                2003                                       1,287,119
                2004                                         107,260
                2005                                               0
                2006                                               0
                Thereafter                                         0
                                                          ----------
                                                          $2,681,498
                                                          ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2001. In addition, one tenant will contribute 100% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                               2001 Quarters Ended
                                                  ------------------------------------------------
                                                  March 31    June 30   September 30   December 31
                                                  --------   --------   ------------   -----------
     Revenues                                     $290,880   $358,906     $395,386       $476,131
     Net income                                    274,112    329,433      377,832        452,329
     Net income allocated to Class A limited
         partners                                  274,112    329,433      377,832        452,329
     Net income per weighted average Class A
         limited partner unit outstanding (a)     $   0.10   $   0.12     $   0.14       $   0.16
     Distribution per weighted average Class A
         limited partner unit outstanding             0.22       0.23         0.24           0.24

          (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                  2000 Quarters Ended
                                                  ----------------------------------------------------
                                                   March 31     June 30     September 30   December 31
                                                  ---------    ---------    ------------   -----------
     Revenues                                     $ 370,937    $ 363,608     $ 323,856      $ 315,394
     Net income                                     344,658      335,224       311,819        296,362
     Net income allocated to Class A limited
         partners                                   616,806      639,561       618,091        419,830
     Net loss allocated to Class B limited
         partners                                  (271,428)    (304,337)     (306,272)      (124,188)
     Net income per weighted average Class A
         limited partner unit outstanding (a)     $    0.22    $    0.23     $    0.23      $    0.15
     Net loss per weighted average Class B
         limited partner unit outstanding             (0.59)       (0.66)        (0.67)         (0.27)
     Distribution per weighted average Class A
         limited partner unit outstanding              0.23         0.23          0.23           0.20

          (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

7.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VIII
and Wells Real Estate Fund IX:

We have audited the accompanying balance sheets of THE CIRRUS LOGIC BUILDING as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cirrus Logic Building as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 25, 2002

                            THE CIRRUS LOGIC BUILDING

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     ASSETS

REAL ESTATE ASSETS:
    Land                                                                        $  928,974   $  928,974
    Building and improvements, less accumulated depreciation of $1,400,303 in
       2001 and $1,109,239 in 2000                                               5,137,369    5,428,433
                                                                                ----------   ----------
              Total real estate assets                                           6,066,343    6,357,407

CASH AND CASH EQUIVALENTS                                                          391,270      375,276

ACCOUNTS RECEIVABLE                                                                338,234      267,884

PREPAID EXPENSES AND OTHER ASSETS, net                                              38,122       41,811
                                                                                ----------   ----------
              Total assets                                                      $6,833,969   $7,042,378
                                                                                ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                            $  231,416   $  222,114
    Due to affiliate                                                                20,294       16,070
    Distributions payable to partners                                              159,854      153,213
                                                                                ----------   ----------
              Total liabilities                                                    411,564      391,397
                                                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund VIII                                                  3,190,149    3,315,409
    Wells Real Estate Fund IX                                                    3,232,256    3,335,572
                                                                                ----------   ----------
              Total partners' capital                                            6,422,405    6,650,981
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $6,833,969   $7,042,378
                                                                                ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                            THE CIRRUS LOGIC BUILDING

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                2001        2000        1999
                                              ---------   ---------   ---------
REVENUES:
    Rental income                             $ 738,156   $ 738,156   $ 738,156
                                              ---------   ---------   ---------
EXPENSES:
    Depreciation                                291,064     291,063     291,063
    Legal and accounting                          4,500       3,625       3,575
    Management and leasing fees                  47,469      48,513      44,330
    Operating costs, net of reimbursements      (55,490)      2,208     (84,637)
                                              ---------   ---------   ---------
                                                287,543     345,409     254,331
                                              ---------   ---------   ---------
NET INCOME                                    $ 450,613   $ 392,747   $ 483,825
                                              =========   =========   =========

        The accompanying notes are an integral part of these statements.

                            THE CIRRUS LOGIC BUILDING

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                    Wells Real    Wells Real       Total
                                      Estate        Estate       Partners'
                                     Fund VIII      Fund IX       Capital
                                    -----------   -----------   -----------
BALANCE, December 31, 1998          $ 3,565,940   $ 3,542,214   $ 7,108,154

    Net income                          265,136       218,689       483,825
    Distributions                      (390,396)     (322,005)     (712,401)
                                    -----------   -----------   -----------
BALANCE, December 31, 1999            3,440,680     3,438,898     6,879,578

    Net income                          215,225       177,522       392,747
    Distributions                      (340,496)     (280,847)     (621,343)
                                    -----------   -----------   -----------
BALANCE, December 31, 2000            3,315,409     3,335,572     6,650,981

    Net income                          246,936       203,677       450,613
    Distributions                      (372,196)     (306,993)     (679,189)
                                    -----------   -----------   -----------
BALANCE, December 31, 2001          $ 3,190,149   $ 3,232,256   $ 6,422,405
                                    ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                            THE CIRRUS LOGIC BUILDING

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    2001         2000       1999
                                                                  ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 450,613   $ 392,747   $ 483,825
                                                                  ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                             291,064     291,063     291,063
           Changes in assets and liabilities:
              Accounts receivable                                   (70,350)     19,287    (160,140)
              Prepaid expenses and other assets, net                  3,689       6,468         911
              Accounts payable                                        9,302       9,564      89,170
              Due to affiliate                                        4,224       4,225       4,225
                                                                  ---------   ---------   ---------
                 Total adjustments                                  237,929     330,607     225,229
                                                                  ---------   ---------   ---------
                 Net cash provided by operating activities          688,542     723,354     709,054

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                                 (672,548)   (616,865)   (686,504)
                                                                  ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 15,994     106,489      22,550

CASH AND CASH EQUIVALENTS, beginning of year                        375,276     268,787     246,237
                                                                  ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year                            $ 391,270   $ 375,276   $ 268,787
                                                                  =========   =========   =========

        The accompanying notes are an integral part of these statements.

                            THE CIRRUS LOGIC BUILDING

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Cirrus Logic Building ("Cirrus Logic") is a two-story office building located in Boulder County, Colorado, and is owned by Fund VIII and Fund IX, a joint venture between Wells Real Estate Fund VIII, L.P. ("Fund VIII") and Wells Real Estate Fund IX, L.P. ("Fund IX"). As of December 31, 2001 and 2000, Fund VIII owned 54.8% and Fund IX owned 45.2% of Cirrus Logic, respectively. Allocations of net income and distributions are made in accordance with ownership percentages.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     Cirrus Logic is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets held by Cirrus Logic are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Cirrus Logic as of December 31, 2001 or December 31, 2000.

     Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     Revenue Recognition

     The lease on Cirrus Logic is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Deferred Lease Acquisition Costs

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the accompanying balance sheets.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, Cirrus Logic considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.   RENTAL INCOME

     The future minimum rental income due to Cirrus Logic under noncancelable operating leases at December 31, 2001 is as follows:

                Year ended December 31:
                         2002             $  712,270
                         2003                734,531
                         2004                734,531
                         2005                734,531
                         2006                734,531
                      Thereafter           4,284,761
                                          ----------
                                          $7,935,155
                                          ==========

     One tenant at Cirrus Logic contributed 100% of rental income for the year ended December 31, 2001 and represents 100% of the future minimum rental income.

3.   RELATED-PARTY TRANSACTIONS

     Fund VIII and Fund IX entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund VIII and Fund IX. In consideration for supervising the management of Cirrus Logic, Fund VIII and Fund IX generally pays Wells Management management and leasing fees equal to (a) 2% of the gross revenues for management and 2% of the gross revenues for leasing (aggregate maximum of 4%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 2% of the gross revenues over the first five years of the lease term.

     Cirrus Logic incurred management and leasing fees and lease acquisition costs of $43,779, $44,824, and $40,641 for the years ended December 31, 2001, 2000, and 1999, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Cirrus Logic and its partners. In the normal course of business, Cirrus Logic and its partners may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VIII
and Wells Real Estate Fund IX:

We have audited the accompanying balance sheets of The U.S. Cellular Building as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The U.S. Cellular Building as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                           THE U.S. CELLULAR BUILDING

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     ASSETS

REAL ESTATE ASSETS:
    Land                                                                        $  896,698   $  896,698
    Building and improvements, less accumulated depreciation of $2,683,029 in
       2001 and $2,081,378 in 2000                                               7,309,778    7,911,429
                                                                                ----------   ----------
              Total real estate assets                                           8,206,476    8,808,127

CASH AND CASH EQUIVALENTS                                                          343,451      361,489

ACCOUNTS RECEIVABLE                                                                364,847      222,466

PREPAID EXPENSES AND OTHER ASSETS, net                                              59,931       96,746
                                                                                ----------   ----------
              Total assets                                                      $8,974,705   $9,488,828
                                                                                ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                            $   59,715   $   64,832
    Due to affiliates                                                               15,397       13,348
    Distributions payable to partners                                              391,966      296,660
                                                                                ----------   ----------
              Total liabilities                                                    467,078      374,840
                                                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund VIII                                                  6,710,084    7,042,350
    Wells Real Estate Fund IX                                                    1,797,543    2,071,638
                                                                                ----------   ----------
              Total partners' capital                                            8,507,627    9,113,988
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $8,974,705   $9,488,828
                                                                                ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                           THE U.S. CELLULAR BUILDING

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                 2001         2000          1999
                                             -----------   -----------   ----------
REVENUES:
    Rental income                            $ 1,268,832   $ 1,282,076   $1,282,078
                                             -----------   -----------   ----------
EXPENSES:
    Depreciation                                 601,651       601,651      601,652
    Legal and accounting                           6,633         3,625        3,575
    Management and leasing fees                  142,587       139,718      129,474
    Operating costs, net of reimbursements      (110,947)      (84,514)      80,770
                                             -----------   -----------   ----------
                                                 639,924       660,480      815,471
                                             -----------   -----------   ----------
NET INCOME                                   $   628,908   $   621,596   $  466,607
                                             ===========   ===========   ==========

        The accompanying notes are an integral part of these statements.

                           THE U.S. CELLULAR BUILDING

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                   Wells Real    Wells Real       Total
                                     Estate        Estate       Partners'
                                    Fund VIII      Fund IX       Capital
                                   -----------   -----------   ------------
BALANCE, December 31, 1998         $ 7,682,326   $ 2,599,571   $ 10,281,897

    Net income                         255,686       210,922        466,607
    Distributions                     (569,345)     (469,668)    (1,039,014)
                                   -----------   -----------   ------------
BALANCE, December 31, 1999           7,368,666     2,340,825      9,709,491

    Net income                         340,614       280,982        621,596
    Distributions                     (666,930)     (550,168)    (1,217,099)
                                   -----------   -----------   ------------
BALANCE, December 31, 2000           7,042,350     2,071,638      9,113,988

    Net income                         344,621       284,287        628,908
    Distributions                     (676,887)     (558,382)    (1,235,269)
                                   -----------   -----------   ------------
BALANCE, December 31, 2001         $ 6,710,084   $ 1,797,543   $  8,507,627
                                   ===========   ===========   ============

        The accompanying notes are an integral part of these statements.

                           THE U.S. CELLULAR BUILDING

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                  2001          2000          1999
                                                               -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   628,908   $   621,596   $   466,607
                                                               -----------   -----------   -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                            601,651       601,651       601,652
           Changes in assets and liabilities:
              Accounts receivable                                 (142,381)      (56,945)      (64,832)
              Prepaid expenses and other assets, net                36,815        31,697        31,696
              Accounts payable                                      (5,117)       (4,653)        8,337
              Due to affiliate                                       2,049         3,417         3,890
                                                               -----------   -----------   -----------
                 Total adjustments                                 493,017       575,167       580,743
                                                               -----------   -----------   -----------
                 Net cash provided by operating activities       1,121,925     1,196,763     1,047,350

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate                                            0             0        (3,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                              (1,139,963)   (1,166,633)   (1,150,207)
                                                               -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (18,038)       30,130      (106,357)

CASH AND CASH EQUIVALENTS, beginning of year                       361,489       331,359       437,716
                                                               -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, end of year                         $   343,451   $   361,489   $   331,359
                                                               ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                           THE U.S. CELLULAR BUILDING

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The U.S. Cellular Building ("U.S. Cellular") is an office building located in Madison, Wisconsin, and is owned by Fund VIII and Fund IX Associates, a joint venture between Wells Real Estate Fund VIII, L.P. ("Fund VIII") and Wells Real Estate Fund IX, L.P. ("Fund IX"). As of December 31, 2001 and 2000, Fund VIII owned 54.8% and Fund IX owned 45.2% of U.S. Cellular, respectively. Allocations of net income and distributions are made in accordance with ownership percentages.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     U.S. Cellular is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets held by U.S. Cellular are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of U.S. Cellular as of December 31, 2001 or December 31, 2000.

     Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     Revenue Recognition

     The lease on U.S. Cellular is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Deferred Lease Acquisition Costs

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the accompanying balance sheets.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, U.S. Cellular considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.   RENTAL INCOME

     The future minimum rental income due to U.S. Cellular under noncancelable operating leases at December 31, 2001 is as follows:

                Year ended December 31:
                         2002                      $1,637,889
                         2003                       1,356,084
                         2004                       1,356,084
                         2005                       1,356,084
                         2006                       1,356,084
                     Thereafter                       565,035
                                                   ----------
                                                   $7,627,260
                                                   ==========

     Two tenants at U.S. Cellular contributed approximately 74% and 25% of rental income for the year ended December 31, 2001. One tenant took over 100% of the rentable square footage of U.S. Cellular in 2001 and will contribute 100% of the future minimum rental income.

3.   RELATED-PARTY TRANSACTIONS

     Fund VIII and Fund IX entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund VIII and Fund IX. In consideration for supervising the management of U.S. Cellular, Fund VIII and Fund IX generally pays Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     U.S. Cellular incurred management and leasing fees and lease acquisition costs of $105,772, $108,021, and $97,778 for the years ended December 31, 2001, 2000, and 1999, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against U.S. Cellular and its partners. In the normal course of business, U.S. Cellular and its partners may become subject to such litigation or claims.

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

Exhibit
Number    Description of Document
-------   ------------------------

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