Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2002-05-14
CIK 929920

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 2002                    or
                                --------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               ____________________    _____________________

Commission file number                           0-27888
                       ---------------------------------------------------------

                        WELLS REAL ESTATE FUND VIII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Georgia                                                     58-2126618
---------------------------------------------------------------  ------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)


   6200 The Corners Pkwy., Norcross, Georgia                                      30092
---------------------------------------------------------------  ------------------------------------------
    (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
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

         Yes     X                        No
              --------                        _________

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Balance Sheets--March 31, 2002 and December 31, 2001                                             3

             Statements of Income for the Three Months Ended March 31, 2002
                 and 2001                                                                                     4

             Statements of Partners' Capital for the Year Ended December 31, 2001 and the Three
                 Months Ended March 31, 2002                                                                  5

             Statements of Cash Flows for the Three Months Ended March 31, 2002
                 and 2001                                                                                     6

             Condensed Notes to Financial Statements                                                          7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                      11

PART II.  OTHER INFORMATION                                                                                  14

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                                      March 31,    December 31,
                                                                                        2002           2001
                                                                                   --------------  -------------

ASSETS:
    Investments in joint ventures (Note 2)                                           $21,532,866   $21,861,005
    Cash and cash equivalents                                                            124,494        28,901
    Due from affiliates                                                                  641,372       804,064
                                                                                   -------------- -------------
                 Total assets                                                        $22,298,732   $22,693,970
                                                                                   ============== =============
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Partnership distributions payable                                             $   667,794   $   684,141
       Accounts payable                                                                    6,954         6,527
                                                                                   -------------- -------------
                 Total liabilities                                                       674,748       690,668
                                                                                   -------------- -------------
    Partners' capital:
       Limited partners:
           Class A--2,811,549 units and 2,806,519 units as of March 31,
              2002 and December 31, 2001, respectively                                21,623,984    22,003,302
           Class B--391,720 units and 396,750 units as of March 31, 2002
              and December 31, 2001, respectively                                              0             0
                                                                                   -------------- -------------
                 Total partners' capital                                              21,623,984    22,003,302
                                                                                   -------------- -------------
                 Total liabilities and partners' capital                             $22,298,732   $22,693,970
                                                                                   ============== =============

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                           Three Months Ended
                                                                                     ------------------------------
                                                                                       March 31,        March 31,
                                                                                         2002             2001
                                                                                     --------------  --------------

REVENUES:
    Equity in income of joint ventures (Note 2)                                         $ 313,233       $ 288,729
    Interest income                                                                         1,076           2,151
                                                                                     --------------  --------------
                                                                                          314,309         290,880
                                                                                     --------------  --------------
EXPENSES:
    Partnership administration                                                             12,905           8,064
    Legal and accounting                                                                   10,714           7,504
    Computer costs                                                                          2,264           1,200
                                                                                     --------------  --------------
                                                                                           25,883          16,768
                                                                                     --------------  --------------
NET INCOME                                                                              $ 288,426       $ 274,112
                                                                                     ==============  ==============

NET INCOME ALLOCATED TO CLASS A LIMITED
  PARTNERS                                                                              $ 288,426       $ 274,112
                                                                                     ==============  ==============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                          $       0       $       0
                                                                                     ==============  ==============

NET INCOME PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                                                                  $    0.10       $    0.10
                                                                                     ==============  ==============

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED
  PARTNER UNIT                                                                          $    0.00       $    0.00
                                                                                     ==============  ==============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER
  UNIT                                                                                  $    0.24       $    0.22
                                                                                     ==============  ==============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                    AND THE THREE MONTHS ENDED MARCH 31, 2002

                                                        Limited Partners                        Total
                                    -------------------------------------------------------
                                              Class A                     Class B             Partners'
                                    --------------------------- --------------------------- -------------
                                        Units        Amounts        Units        Amounts       Capital
                                    ------------- ------------- ------------- ------------- -------------
BALANCE, December 31, 2000            2,764,087    $23,180,147     439,182     $         0   $23,180,147

   Net income                                 0      1,433,706           0               0     1,433,706
   Partnership distributions                  0     (2,610,551)          0               0    (2,610,551)
   Class B conversion elections          42,432              0     (42,432)              0             0
                                    ------------- ------------- ------------- ------------- -------------
BALANCE, December 31, 2001            2,806,519     22,003,302     396,750               0    22,003,302

   Net income                                 0        288,426           0               0       288,426
   Partnership distributions                  0       (667,744)          0               0      (667,744)
   Class B conversion elections           5,030              0      (5,030)              0             0
                                    ------------- ------------- ------------- ------------- -------------
BALANCE, March 31, 2002               2,811,549    $21,623,984     391,720     $         0   $21,623,984
                                    ============= ============= ============= ============= =============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended
                                                                                    ------------------------------
                                                                                       March 31,       March 31,
                                                                                         2002            2001
                                                                                    --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $  288,426      $  274,112
    Adjustments to reconcile net income to net cash used in operating activities:
           Equity in income of joint ventures                                           (313,233)       (288,729)
           Change in assets and liabilities:
                Prepaid expenses and other assets                                              0             (20)
                Accounts payable                                                             427          (3,174)
                                                                                    --------------  --------------
                   Net cash used in operating activities                                 (24,380)        (17,811)
                                                                                    --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                           804,064         588,670
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                                 (684,091)       (579,648)
                                                                                    --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      95,593          (8,789)

CASH AND CASH EQUIVALENTS, beginning of year                                              28,901          18,722
                                                                                    --------------  --------------
CASH AND CASH EQUIVALENTS, end of period                                              $  124,494      $    9,933
                                                                                    ==============  ==============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND VIII, L.P.

                     (A Georgia Public Limited Partnership)


                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     Wells Real Estate Fund VIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo Wells III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

     On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 when it received and accepted subscriptions for 125,000 units. The Partnership terminated the offering on January 4, 1996 at which time gross proceeds received were $32,042,689, representing subscriptions for approximately 2,613,534 Class A Units and 590,735 Class B Units held by 1,939 and 302 limited partners, respectively. In March 1997, the Partnership repurchased 1,000 limited partners units.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

     -------------------------------------------------------------------------------------------------------------------------------


                 Joint Venture                     Joint Venture Partners                             Properties
                 -------------                     ----------------------                             ----------
     -------------------------------------------------------------------------------------------------------------------------------
     Fund VI, Fund VII, and VIII Associates -  Wells Real Estate Fund VI, L.P.     1.  BellSouth Building
                                            -  Wells Real Estate Fund VII, L.P.          A four-story office building located in
                                            -  Wells Real Estate Fund VIII, L.P.         Jacksonville, Florida

                                                                                   2.  Tanglewood Commons
                                                                                         A retail center in Clemmons, North
                                                                                         Carolina
     -------------------------------------------------------------------------------------------------------------------------------
     Fund VII and Fund VIII Associates      -  Wells Real Estate Fund VII, L.P.    3.  Hannover Center
                                            -  Wells Real Estate Fund VIII, L.P.         A retail center located in Stockbridge,
                                                                                         Georgia

                                                                                   4.  CH2M Hill at Gainesville Property
                                                                                         An office building located in Gainesville,
                                                                                         Florida
     -------------------------------------------------------------------------------------------------------------------------------
     Fund VIII and Fund IX Associates       -  Wells Real Estate Fund VIII, L.P.   5.  US Cellular Building
                                            -  Wells Real Estate Fund IX, L.P.           A four-story office building located in
                                                                                         Madison, Wisconsin

                                                                                   6.  AT&T-TX Building
                                                                                         A one-story office building located in
                                                                                         Boulder County, Colorado

                                                                                   7.  Cirrus Logic Building
                                                                                         A two-story office building located in
                                                                                         Boulder County, Colorado
     -------------------------------------------------------------------------------------------------------------------------------
     Fund VIII, Fund IX and REIT            -  Fund VIII and Fund IX               8.  Quest Building
       Associates                              Associates.                               A two-story office building located in
                                            -  Wells Operating Partnership, L.P.*        Orange County, California**

     -------------------------------------------------------------------------------------------------------------------------------

     * Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. ("Wells REIT") serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

     ** The Quest Building was owned by Fund VIII-Fund IX Associates through June 30, 2000 and transferred to Fund VIII-IX-REIT Associates on July 1, 2001.

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distributions of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

          . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

          . Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

          . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.

2.   INVESTMENT IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership owned interests in eight properties as of March 31, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information on investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                                    Partnership's
                                        Total Revenues                  Net Income               Share of Net Income
                                 ------------------------------ ----------------------------- ----------------------------
                                      Three Months Ended             Three Months Ended           Three Months Ended
                                 ------------------------------ -------------- -------------- -------------- -------------
                                   March 31,        March 31,      March 31,      March 31,      March 31,      March 31,
                                      2002             2001           2002           2001          2002           2001
                                 --------------- --------------  -------------- -------------- -------------- -------------
     Fund VII-Fund VIII
       Associates                  $  193,538      $  189,698        $ 48,876      $ 61,762       $ 30,963      $ 39,125
     Fund VI-VII-VIII
       Associates                     610,359         571,942         235,211       147,023         76,102        47,569
     Fund VIII-Fund IX
       Associates                     758,192*        705,852*        376,242       368,699        206,168       202,035
                                 --------------- -------------- -------------- -------------- -------------- -------------
                                   $1,562,089      $1,467,492        $660,329      $577,484       $313,233      $288,729
                                 =============== ============== ============== ============== ============== =============

          * The Partnership's share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

                                                                                                   Partnership's
                                        Total Revenues                 Net Income              Share of Net Income
                                 --------------------------   ---------------------------  ----------------------------
                                      Three Months Ended           Three Months Ended           Three Months Ended
                                 --------------------------   ---------------------------  ------------- --------------
                                   March 31,     March 31,      March 31,     March 31,      March 31,     March 31,
                                     2002           2001          2002           2001          2002           2001
                                 ------------- -------------  ------------- -------------  ------------- --------------
        Fund VIII-IX-REIT
            Associates             $301,999       $267,385       $160,696      $105,033       $74,145       $48,462
                                 ============= =============  ============= =============  ============= ==============

   * The Partnership's share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

     The following information summarizes the operations of the properties, which are owned by one of the above joint ventures and significant to the Partnership, for the three months ended March 31, 2002 and 2001, respectively. Audited financial statements of this property are included in the report filed for the Partnership on Form 10-K filed for the year ended December 31, 2001:

                                                                                                    Partnership's
                                        Total Revenues                  Net Income               Share of Net Income
                                 ------------------------------ ----------------------------- ----------------------------
                                      Three Months Ended             Three Months Ended           Three Months Ended
                                 ------------------------------ ----------------------------- ----------------------------
                                   March 31,        March 31,      March 31,      March 31,      March 31,      March 31,
                                      2002             2001           2002           2001          2002           2001
                                 ---------------- ------------- -------------- -------------- -------------- -------------
     US Cellular Building            $324,537        $320,516       $ 82,832       $124,074       $45,389       $ 67,988
     Cirrus Logic Building            184,539         184,539         96,413        106,011        52,831         58,091
                                 ---------------- ------------- -------------- -------------- -------------- -------------
                                     $509,076        $505,055       $179,245       $230,085       $98,220       $126,079
                                 ================ ============= ============== ============== ============== =============

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

     (a) Forward-Looking Statements

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Gross Revenues
     Gross revenues of the Partnership increased to $314,309 for the three months ended March 31, 2002 from $290,880 for the three months ended March 31, 2001 due to the increase in equity in income of joint ventures, which is largely attributable to (i) increased rental rates at the Bellsouth Building and the Quest Building, (ii) increased common area maintenance reimbursement billings to tenants at the Quest Building, (iii) receivables due from tenants at Tanglewood Commons that were written-off in 2001 (iv) decreased depreciation expense for the BellSouth Building as tenant improvements became fully depreciated upon the expiration of the BellSouth lease in June 2001. The increase in equity in income of joint ventures is partially offset by (i) receivables due from tenants at Hannover Center that were written-off in 2002, (ii) a decrease in interest income earned from all of the joint ventures due to the general decline in interest rates, and (iii) a reduction in common area maintenance reimbursement billings to tenants at the US Cellular Building. Tenants are billed for common area maintenance reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the followings year.

     Expenses
     Expenses of the Partnership increased to $25,883 for the three months ended March 31, 2002 from $16,768 for the three months ended March 31, 2001 primarily due to increases in (i) partnership administration expenses as a result of hiring additional personnel during the last three quarters of 2001 and (ii) legal and accounting fees due to a change in the timing of when services were rendered during 2002 compared to 2001. As a result, net income increased to $288,426 for the three months ended March 31, 2002 from $274,112 for the three months ended March 31, 2001.

     Distributions
     The Partnership declared cash distributions of investment income and a return of capital to limited partners holding Class A Units of $0.24 per unit for the three months ended March 31, 2002 and $0.22 per unit for the same period in 2001. The General Partners anticipate that distributions per unit to the Class A limited partners will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were made to Limited Partners holding Class B Units.

     (c) Liquidity and Capital Resources

     Net cash used in operating activities increased to $24,380 for the three months ended March 31, 2002 from $17,811 for the three months ended March 31, 2001 primarily due to the increase in expenses described above. Net cash provided by investing activities increased to $804,064 for the three months ended March 31, 2002 from $588,670 for the same period in 2001 due to the corresponding increase in earnings from joint ventures for the fourth quarter of 2001 compared to the same period in 2000 (specifically related to the increases in revenues for the BellSouth Building and the Quest Building as described above), thereby resulting in a greater amount of distributions for the first quarter of 2002 as compared to 2001. Net cash used in financing activities increased to $684,091 for the three months ended March 31, 2002 from $579,648 for the same period in 2001 due to the increase in cash available for distributions resulting from the increase in cash flows provided by investing activities described above, offset by a reserve of approximately $100,000 for future operating costs.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations, which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to the limited partners. While there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis in 2002 from such sources at a level at least consistent with 2001. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in changes to the Partnership's liquidity in any material way.

     (d) Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND VIII, L.P.
                              (Registrant)
Dated: May 10, 2002    By:    /s/ Leo F. Wells, III
                              ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner, and as President,
                              Sole Director, and Chief Financial
                              Officer of Wells Capital, Inc., the
                              General Partner of Wells Partners, L.P.