Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2002-08-14
CIK 929920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-27888

WELLS REAL ESTATE FUND VIII, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2126618 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code(770) 449-7800

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

WELLS REAL ESTATE FUND VIII, L.P.
(A Georgia Public Limited Partnership)

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund VIII (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND VIII, L.P.
(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$21,189,085	$21,861,005
Cash and cash equivalents	70,443	28,901
Due from affiliates	647,572	804,064

Total assets	$21,907,100	$22,693,970

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$668,673	$684,141
Accounts payable	2,384	6,527

	671,057	690,668

Partners’ capital:
Limited partners:
Class A—2,815,468 units and 2,806,519 units as of June 30, 2002 and December 31, 2001, respectively	21,236,043	22,003,302
Class B—387,801 units and 396,750 units as of June 30, 2002 and December 31, 2001, respectively	0	0

Total partners’ capital	21,236,043	22,003,302

Total liabilities and partners’ capital	$21,907,100	$22,693,970

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND VIII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity earnings of joint ventures (Note 2)	$303,792	$358,906	$617,024	$647,634
Interest income	0	0	1,076	2,151

	303,792	358,906	618,100	649,785

EXPENSES:
Legal and accounting	2,923	3,165	10,823	9,392
Partnership administration	18,257	22,000	33,975	31,341
Computer costs	1,930	4,308	4,194	5,508

	23,110	29,473	48,992	46,241

NET INCOME	$280,682	$329,433	$569,108	$603,544

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$280,682	$329,433	$569,108	$603,544

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.10	$0.12	$0.20	$0.22

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.23	$0.23	$0.46	$0.45

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VIII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2001
AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2000	2,764,087	$23,180,147	439,182	$0	$23,180,147
Net income	0	1,433,706	0	0	1,433,706
Partnership distributions	0	(2,610,551)	0	0	(2,610,551)
Class B conversion elections	42,432	0)	(42,432)	0	0

BALANCE, December 31, 2001	2,806,519	22,003,302	396,750	0	22,003,302
Net income	0	569,108	0	0	569,108
Partnership distributions	0	(1,336,367)	0	0	(1,336,367)
Class B conversion elections	8,949	0	(8,949)	0	0

BALANCE, June 30, 2002 (unaudited)	2,815,468	$21,236,043	387,801	$0	$21,236,043

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VIII, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$569,108	$603,544
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(617,024)	(647,634)
Changes in assets and liabilities:
Prepaid expenses and other assets	—	(20)
Accounts payable	(4,143)	(8,011)

Net cash used in operating activities	(52,059)	(52,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	1,445,436	1,221,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,351,835)	(1,185,355)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,542	(16,232)
CASH AND CASH EQUIVALENTS, beginning of year	28,901	18,722

CASH AND CASH EQUIVALENTS, end of period	$70,443	$2,490

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VIII, L.P.
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 upon receiving and accepting subscriptions for 125,000 units. The Partnership terminated this offering on January 4, 1996 upon receiving gross proceeds of $32,042,689, representing subscriptions for approximately 2,613,534 Class A units and 590,735 Class B units held by 1,939 and 302 limited partners, respectively. In March 1997, the Partnership repurchased 1,000 limited partners units.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund VI-VII-VIII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII-Fund VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

Fund VIII-Fund IX Associates	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P.
5.      US Cellular Building
A four-story office building located in Madison, Wisconsin
6.      AT&T-TX Building
A one-story office building located in Boulder County, Colorado
7.      Cirrus Logic Building
A two-story office building located in Boulder County, Colorado

Fund VIII-IX-REIT Associates	— Fund VIII-Fund IX Associates. — Wells Operating Partnership, L.P.*	8. Quest Building A two-story office building located in Orange County, California

*
Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to fairly present the results for these periods. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001. On June 28, 2002, Fund VI-VII-VIII Associates entered into an agreement to sell an out parcel of land at Tanglewood Commons for a gross selling price of approximately $560,000. Pursuant to the terms of the agreement, this transaction is currently subject to a due diligence period, during which the purchaser has the right to terminate the contract. Accordingly, there are no assurances that this sale will close.

(c)  Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)  Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owns interests in eight properties as of June 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information on investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b)  Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund VII-Fund VIII Associates	$193,971		$191,891		$32,607	$65,093	$20,657	$41,236
Fund VI-VII-VIII Associates	595,616		589,832		214,170	247,868	69,294	80,197
Fund VIII-Fund IX Associates	613,418	*	751,518	*	390,244	433,370	213,841	237,473

	$1,403,005		$1,533,241		$637,021	$746,331	$303,792	$358,906

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund VII-Fund VIII Associates	$388,175		$383,535		$81,484	$126,855	$51,619	$80,361
Fund VI-VII-VIII Associates	1,208,213		1,173,864		449,381	394,890	145,396	127,765
Fund VIII-Fund IX Associates	1,238,924	*	1,465,949	*	766,487	802,069	420,009	439,508

	$2,835,312		$3,023,348		$1,297,352	$1,323,814	$617,024	$647,634

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-
IX Associates as equity in income of joint ventures, which is classified as revenue

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002		June 30, 2001
Fund VIII-IX-REIT Associates	$302,623	$313,539	$147,999	$155,320	$68,287	*	$71,665	*

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002		June 30, 2001
Fund VIII-IX-REIT Associates	$605,557	$580,924	$308,694	$260,352	$142,431	*	$120,126	*

*
The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

The following information summarizes the operations of the properties, which are owned by one of the above joint ventures and significant to the Partnership for the three and six months ended June 30, 2002 and 2001. Audited financial statements of these properties are included in the report filed for the Partnership on Form 10-K filed for the year ended December 31, 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
US Cellular Building	$324,537	$320,519	$106,755	$133,600	$58,502	$73,213
Cirrus Logic Building	173,158	184,539	96,640	106,290	52,959	58,247

	$497,695	$505,058	$203,395	$239,890	$111,461	$131,460

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
US Cellular Building	$649,074	$641,034	$189,587	$257,674	$103,894	$141,205
Cirrus Logic Building	357,697	369,078	193,053	212,301	105,793	116,341

	$1,006,771	$1,010,112	$382,640	$469,975	$209,687	$257,546

Item 2.     Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto.

(a)  Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $618,100 for the six months ended June 30, 2002 from $649,785 for the six months ended June 30, 2001 as a result of recognizing (i) significant adjustments related to 2001 common area maintenance reimbursements to tenants of the CH2M Hill and US Cellular buildings during the second quarter of 2002, (ii) receivables due from tenants at Hannover Center that were written off during the first quarter of 2002 and (iii) an increase in HVAC supplies expense at the BellSouth Building during the second quarter of 2002. Tenants are billed for common area maintenance reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the followings year.

Expenses

Expenses of the Partnership increased to $48,992 for the six months ended June 30, 2002 from $46,241 for the six months ended June 30, 2001 primarily due to increases in legal and accounting fees. Expenses for the three months ended June 30, 2002 decreased to $23,110 from $29,473 for the three months ended June 30, 2001 largely due to a decrease in partnership administration expenses. Both of the aforementioned variances resulted from a change in the timing of services rendered in 2002 compared to 2001.

As a result of the decrease in revenues during the second quarter 2002 and the increase in expense, net income decreased to $569,108 for the six months ended June 30, 2002 from $603,544 for the six months ended June 30, 2001.

Distributions

The Partnership declared cash distributions of investment income and a return of capital to limited partners holding Class A Units of $0.46 per unit for the six months ended June 30, 2002 and $0.45 per unit for the same period in 2001. The General Partners anticipate that distributions per unit to the Class A limited partners will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were made to Limited Partners holding Class B Units.

(c)  Liquidity and Capital Resources

Net cash used in operating activities remained relatively constant at $52,059 for the six months ended June 30, 2002 compared to $52,121 for the six months ended June 30, 2001. Net cash provided by investing activities increased to $1,445,436 for the six months ended June 30, 2002 from $1,221,244 for the same period in 2002 due to the corresponding increase in income generated from joint ventures for the first quarter of 2002 compared to the same period in 2001 (specifically related to the increases in income generated from the BellSouth Building and the Quest Building described in the previous section); the Partnership receives distributions based on the cash generated from joint ventures during each immediately preceding quarterly accounting period. Net cash used in financing activities increased to $1,351,835 for the six months ended June 30, 2002 from $1,185,355 for the same period in 2001 primarily due to the increase in cash available for distributions resulting from the increase in cash flows provided by investing activities described above.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations, which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to the limited partners. While there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis in 2002 from such sources at a level at least consistent with 2001. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in changes to the Partnership’s liquidity in any material way.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership’s exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e)  Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II.     OTHER INFORMATION

ITEM 6(b)

During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

Dated: August 12, 2002	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner, and as President and Sole Director of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Dated: August 12, 2002	By:	/s/ DOUGLAS P. WILLIAMS
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002