Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2002-11-13
CIK 929920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Registrant’s telephone number, including area code (770) 449-7800

___________________________________________________________________________________
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

             Yes ☒     No ☐

FORM 10-Q

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	18

Exhibit 99.1 — Certification of Chief Executive Officer	19

Exhibit 99.2 — Certification of Chief Financial Officer	20

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$20,834,629	$21,861,005
Cash and cash equivalents	35,716	28,901
Due from affiliates	718,781	804,064

Total assets	$21,589,126	$22,693,970

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$676,452	$684,141
Accounts payable	10,515	6,527

Total liabilities	686,967	690,668

Partners’ capital:
Limited partners:
Class A—2,848,218 units and 2,806,519 units as of September 30, 2002 and December 31, 2001, respectively	20,902,159	22,003,302
Class B—355,051 units and 396,750 units as of September 30, 2002 and December 31, 2001, respectively	0	0

Total partners’ capital	20,902,159	22,003,302

Total liabilities and partners’ capital	$21,589,126	$22,693,970

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in earnings of joint ventures (Note 2)	$364,325	$395,386	$981,349	$1,043,019
Interest income	251	0	1,327	1,576

	364,576	395,386	982,676	1,044,595

EXPENSES:
Legal and accounting	793	2,185	11,617	11,577
Partnership administration	19,133	12,372	53,107	43,138
Computer costs	2,082	2,997	6,276	8,504

	22,008	17,554	71,000	63,219

NET INCOME	$342,568	$377,832	$911,676	$981,376

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$342,568	$377,832	$911,676	$981,376

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$911,676	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.14	$0.32	$0.35

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.24	$0.24	$0.71	$0.69

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amounts	Units	Amounts	Total Partners’ Capital

BALANCE, December 31, 2000	2,764,087	$23,180,147	439,182	$0	$23,180,147

Net income	0	1,433,706	0	0	1,433,706
Partnership distributions	0	(2,610,551)	0	0	(2,610,551)
Class B conversion elections	42,432	0	(42,432)	0	0

BALANCE, December 31, 2001	2,806,519	22,003,302	396,750	0	22,003,302

Net income	0	911,676	0	0	911,676
Partnership distributions	0	(2,012,819)	0	0	(2,012,819)
Class B conversion elections	41,699	0	(41,699)	0	0

BALANCE, September 30, 2002 (unaudited)	2,848,218	$20,902,159	355,051	$0	$20,902,159

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$911,676	$981,376
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(981,349)	(1,043,019)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	992
Accounts payable	3,988	(8,173)

Net cash used in operating activities	(65,685)	(68,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	2,093,008	1,891,673

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,021,440)	(1,623,625)
Distributions to partners in excess of accumulated earnings	(999,068)	(204,585)

Net cash used in financing activities	(2,020,508)	(1,828,210)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,815	(5,361)

CASH AND CASH EQUIVALENTS, beginning of year	28,901	18,722

CASH AND CASH EQUIVALENTS, end of period	$35,716	$13,361

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c ) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

Joint Venture	Joint Venture Partners		Properties

Fund VI - VII - VIII Associates	- Wells Real Estate Fund VI, L.P. - Wells Real Estate Fund VII,	1.	BellSouth Building A four-story office building located in Jacksonville, Florida
	L.P. - Wells Real Estate Fund VIII, L.P.	2.	Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII - Fund VIII Associates	- Wells Real Estate Fund VII, L.P. - Wells Real Estate Fund VIII,	3.	Hannover Center A retail center located in Stockbridge, Georgia
	L.P.	4.	CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

Fund VIII - Fund IX Associates	- Wells Real Estate Fund VIII, L.P. - Wells Real Estate Fund IX,	5.	US Cellular Building A four-story office building located in Madison, Wisconsin
	L.P.	6.	AT&T-TX Building A one-story office building located in Boulder County, Colorado
		7.	Cirrus Logic Building A two-story office building lacated in Boulder County, Colorado

Fund VIII - IX - REIT Associates	- Fund VIII - Fund IX Associates. - Wells Operating Partnership, L.P.*	8.	Quest Building A two-story office building located in Orange County, California

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to fairly present the results for these periods. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001

(c) Distributions of Net Cash From Operations

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

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

2.      INVESTMENTS IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owns interests in eight properties as of September 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information on investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income

	Three Months Ended				Three Months Ended		Three Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund VII-Fund VIII Associates	$194,326		$185,201		$68,150	$50,868	$43,173	$32,225
Fund VI-VII-VIII Associates	615,826		633,032		251,378	303,339	81,332	98,144
Fund VIII-Fund IX Associates	753,038	*	756,614	*	437,654	483,637	239,820	265,017

	$1,563,190		$1,574,847		$757,182	$837,844	$364,325	$395,386

	Total Revenues				Net Income		Partnership’s Share of Net Income

	Nine Months Ended				Nine Months Ended		Nine Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund VII-Fund VIII Associates	$582,507		$568,735		$149,634	$177,723	$94,792	$112,585
Fund VI-VII-VIII Associates	1,823,659		1,806,896		700,759	698,230	226,728	225,909
Fund VIII-Fund IX Associates	2,251,913	*	2,222,563	*	1,204,141	1,285,706	659,829	704,525

	$4,658,079		$4,598,194		$2,054,534	$2,161,659	$981,349	$1043,019

The following information summarizes the operations of Fund VIII-IX-REIT Associates, in which the Partnership holds an ownership interest through its investment in Fund VIII-IX Associates, for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001

Fund VIII-IX-REIT Associates	$302,000	$313,536	$152,672	$155,976	$70,443	*	$71,967	*

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001

Fund VIII-IX-REIT Associates	$905,999	$894, 460	$461,366	$416,328	$212,874	*	$192,094	*

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

The following information summarizes the operations of the properties, which are owned by one of the above joint ventures and significant to the Partnership for the three and nine months ended September 30, 2002 and 2001. Audited financial statements of these properties are included in the report filed for the Partnership on Form 10-K filed for the year ended December 31, 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

US Cellular Building	$324,537	$320,519	$128,946	$145,015	$70,662	$79,468
Cirrus Logic Building	184,048	184,540	112,227	135,605	61,500	74,312

	$508,585	$505,059	$241,173	$280,620	$132,162	$153,780

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

US Cellular Building	$973,611	$961,553	$318,532	$402,689	$174,556	$220,674
Cirrus Logic Building	541,745	553,617	305,280	347,906	167,293	190,652

	$1,515,356	$1,515,170	$623,812	$750,595	$341,849	$411,326

3.      SUBSEQUENT EVENT

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII received net sale proceeds of $524,377 and recognized a gain of approximately $52,000. Approximately $169,600 and $16,800 of the sales proceeds and gain, respectively, are attributable to the Partnership.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

(b) Results of Operations

Gross Revenues
Gross revenues of the Partnership decreased to $982,676 for the nine months ended September 30, 2002 from to $1,044,595 for the nine months ended September 30, 2001 as a result of (i) decreased operating cost reimbursement billings to tenants at the CH2M Hill Building, US Cellular building, Cirrus Logic Building, and BellSouth Building, (ii) receivables due from tenants at Hannover Center that were written off during the first quarter of 2002, and (iii) an increase in HVAC supplies expense at the BellSouth Building during the second quarter of 2002, partially offset by (i) tenant renewals at the BellSouth Building in July 2001 resulting in higher rental rates. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

Generally, changes in gross revenues for the nine months ended September 30, 2002, compared with the nine months ended September 30, 2001, mirrored changes in gross revenue for the three months ended September 30, 2002 compared with the three months ended September 30, 2001. However, the net decrease in expenses for Fund VII-VIII for the nine months ended September 30, 2002 is partially offset by a decrease in operating cost reimbursements.

Expenses
Expenses of the Partnership increased to $71,000 for the nine months ended September 30, 2002 from $63,219 for the nine months ended September 30, 2001 primarily due to increases in administrative salaries and other professional fees.

As a result of the decrease in revenues for the nine months ended September 30, 2002 and the increase in expense, net income decreased to $911,676 for the nine months ended September 30, 2002 from $981,376 for the nine months ended September 30, 2001.

Distributions
Distributions made to the limited partners holding Class A units increased to $0.71 per unit, with respect to the nine months ended September 30, 2002, from $0.69 for the same period in 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions are likely to continue at a level comparable with that provided for the nine months ended September 30, 2002.

(c) Liquidity and Capital Resources

Net cash used in operating activities remained relatively constant at $65,685 for the nine months ended September 30, 2002 compared to $68,824 for the nine months ended September 30, 2001. Net cash provided by investing activities increased to $2,093,008 for the nine months ended September 30, 2002 from $1,891,673 for the same period in 2002 due to the corresponding increase in income generated from joint ventures for the fourth quarter of 2001 compared to the same period in 2000 (specifically related to the increases in income generated from the BellSouth Building and the Quest Building described in the previous section); the Partnership receives distributions based on the cash generated from joint ventures during each immediately preceding quarterly accounting period. Net cash used in financing activities increased to $2,020,508 for the nine months ended September 30, 2002 from to $1,828,210 for the same period in 2001 primarily due to the increase in cash available for distributions resulting from the increase in cash flows from joint ventures as described above.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)
By:	WELLS PARTNERS, L.P.
(General Partner)

By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002