Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2003-03-31
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [Fee Required]

For the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         [No Fee Required]

For the transition period from                                                           to

Commission file number 0-27888

WELLS REAL ESTATE FUND VIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CLASS A UNIT

(Title of Class)

CLASS B UNIT

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ☒  No ☐

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable

PART I

ITEM 1.    BUSINESS

General

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A units or Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 upon receiving and accepting subscriptions for 125,000 units. The Partnership terminated this offering on January 4, 1996 upon receiving and accepting gross proceeds of $32,042,689, which represented subscriptions for approximately 2,613,534 Class A Units and 590,735 Class B Units, held by 1,939 and 302 limited partners, respectively. In March 1997, the Partnership repurchased 1,000 limited partners units.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the general partner of Wells Partners, and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11—“Compensation of General Partners and Affiliates” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

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

ITEM 2.    PROPERTIES

The Partnership owns interests in properties through the following joint ventures between the Partnership and affiliated limited partnerships. As of December 31, 2002, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98
Fund VI-VII-VIII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida	100%	100%	100%	100%	100%
		2. Tanglewood Commons A retail center in Clemmons, North Carolina	99%	100%	100%	91%	91%
Fund VII-Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia	100%	100%	100%	100%	100%
		4. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida	100%	100%	100%	100%	100%
Fund VIII-Fund IX Associates	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin	100%	100%	100%	100%	100%
		6. AT&T-TX Building A one-story office building located in Boulder County, Colorado	100%	100%	100%	100%	100%
		7. Cirrus Logic Building A two-story office building lacated in Boulder County, Colorado	100%	100%	100%	100%	100%
Fund VIII-IX-REIT Associates	• Fund VIII-Fund IX Associates. • Wells Operating Partnership, L.P.*	8. Quest Building A two-story office building located in Orange County, California	100%	100%	100%	100%	100%

*	Wells Operating Partnership (“Wells OP”), L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method.

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

As of December 31, 2002, lease expirations scheduled during each of the following ten years for all properties in which the partnership owned an interest through the above joint ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2003	6	15,142	$230,207	$123,323	3.4	3.4
2004 (1)	3	71,606	1,402,120	631,080	16.2	20.6
2005 (2)	4	68,117	696,843	418,285	15.4	10.8
2006 (3)	2	92,031	1,657,997	536,362	20.8	24.8
2007 (4)	5	106,576	1,440,859	745,889	24.0	21.7
2011 (5)	1	40,000	482,001	264,137	9.0	7.1
2012	1	49,460	807,984	442,775	11.2	11.6

	22	442,932	$6,718,011	$3,161,851	100%	100%

(1)	Expiration of 65,006 square feet (Quest lease).
(2)	Expiration of 57,547 square feet (CH2M Hill lease).
(3)	Expiration of 69,424 square feet (BellSouth lease).
(4)	Expiration of 101,726 square feet (US Cellular lease).
(5)	Expiration of AT&T-TX lease.

The joint ventures and the properties in which the Partnership owned an interest as of December 31, 2002 are further described below:

Fund VI-VII-VIII Associates

On April 17, 1995, the Partnership, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”) and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”), Georgia public limited partnerships affiliated with the Partnership through common general partners, formed Fund VI-VII-VIII Associates. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership had contributed approximately $5,700,000 for an approximate equity interest of 32% in Fund VI-VII-VIII Associates, through which an office building in Jacksonville, Florida and a multi-tenant retail center in Clemmons, North Carolina are owned. As of December 31, 2002, Wells Fund VI has contributed $6,067,688 for an equity interest in Fund VI-VII-VIII Associates of approximately 34%, and Wells Fund VII has contributed approximately $5,932,312 for an equity interest in Fund VI-VII-VIII Associates of approximately 34%. Thus, a total of $17,700,000 has been contributed to Fund VI-VII-VIII Associates for the acquisition and development of the aforementioned properties.

BellSouth Building

On April 25, 1995, Fund VI-VII-VIII Associates purchased a 5.55 acre parcel of land in Jacksonville, Florida for a total of $1,245,059, including closing costs. In May 1996, the office building of approximately 92,031 square feet was completed with BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, taking occupancy of 66,333 square feet and American Express Travel Related Services Company, Inc. taking occupancy of 22,607 square feet. BellSouth took occupancy of an additional 3,091 square feet in December 1996. The land purchase and construction costs totaling approximately $9 million were funded by capital contributions of $2,000,000 from the Partnership, $3,500,000 from Wells Fund VI and $3,500,000 from Wells Fund VII.

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

The average effective annual rental per square foot at the BellSouth Building was $16.99 for 2002, $16.65 for 2001, and $16.36 for 2000, 1999, and 1998.

Tanglewood Commons

On May 31, 1995, Fund VI-VII-VIII Associates purchased a 14.683 acres tract of real property located in Clemmons, Forsyth County, North Carolina. Fund VI-VII-VIII Associates constructed one large strip shopping center building containing approximately 67,320 gross square feet on a 12.48 acres tract. The remaining 2.2 acre portion of the property consists of four out-parcels which have been graded and are held for future development or resale. As of December 31, 2002, Wells Fund VI had contributed $2,567,688, Wells Fund VII had contributed $2,432,312, and the Partnership had contributed $3,700,000 for the development of this project. Total costs and expenses incurred by Fund VI-VII-VIII Associates for the acquisition, development, construction and completion of the shopping center were approximately $8,700,000. Construction of the project was substantially completed in the first quarter of 1997.

In February 1997, Harris Teeter, Inc., a regional supermarket chain, executed a lease for a minimum of 45,000 square feet with an initial term of 20 years with extension options of four successive five-year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter’s gross sales exceed $35,000,000 for any lease year.

The average effective annual rental per square foot at Tanglewood Commons was $12.85 for 2002, $13.02 for 2001, $12.53 for 2000, $11.48 for 1999, and $10.96 for 1998.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. This sale resulted in a gain of approximately $13,000 and net proceeds attributable to the Partnership of $169,643. The recognized gain may be adjusted as additional information becomes available in subsequent periods.

Fund VII-VIII Associates

On February 10, 1995, the Partnership and Wells Fund VII formed Fund VII-VIII Associates. The Partnership holds an approximate 63% equity interest and Wells Fund VII holds an approximate 37%

equity interest in Fund VII-VIII Associates, through which a retail/office building and an office building are owned and operated, as described below. As of December 31, 2002, the Partnership had contributed $4,267,621 and Wells Fund VII had contributed $2,474,725, for a total cost of $6,742,346 to Fund VII-Fund VIII Associates for the acquisition and development of the following properties.

The Hannover Property

On April 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon valued at $512,000 to Fund VII-VIII Associates for the development of a 12,080 square foot, single story combination retail/office building. As of December 31, 2002, the Partnership and Wells Fund VIII has funded approximately $1,437,801 $190,311 to Fund VII-VIII Associates for the development of the Hannover Property, in addition to the cost of the land.

In December 2000, Fund VII-VIII Associates entered into a five-year lease with Mattress King, a mattress sale store, to occupy 6,020 square feet. The annual base rent for the first three years is $88,795, and for the last two years is $91,805. The lease will expire in December 2005. Two additional tenants, Norwest Financial and Prudential Realty, occupy the remaining space at this property (approximately 50%) under leases that expire in October 2003. Management will actively pursue prospective replacement tenants during 2003 for this space.

The average effective annual rental per square foot at Hannover Center was $16.35 for 2002, $13.68 for 2001, $9.15 for 2000, $15.97 for 1999, and $10.05 for 1998.

CH2M Hill at Gainesville Property

Wells Fund VII made an initial contribution to Fund VII-VIII Associates of $677,534, which constituted the total purchase price and all other acquisition and development costs related to the purchase of a 5-acre parcel of land in Gainesville, Alachua County, Florida. Construction of a 62,975 square foot office building, containing 61,468 rentable square feet, was completed in December 1995 and is known as the CH2M Hill at Gainesville Property.

In December 1995, Fund VII-VIII Associates entered into a 9 years and 11 months lease to occupy 57,457 square feet, with CH2M Hill, including an option to extend for an additional five-year period. The annual base rent during the initial term is $530,313. The annual rent for the extended term will be at the currently prevailing market rate. Assuming no options or termination rights, the lease with CH2M Hill will expire in 2005.

As of December 31, 2002, the Partnership had contributed $4,077,310 and Wells Fund VII had contributed $1,036,923 to Fund VII-VIII Associates toward the completion of this project.

The average effective annual rental per square foot at the CH2M Hill at Gainesville Property was $9.23 for 2002, $9.37 for 2001, 2000 and 1999, and $9.19 for 1998.

Fund VIII-IX Associates

On June 10, 1996, the Partnership and Wells Real Estate Fund IX, L.P. (“Wells Fund IX”), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed Fund VIII-IX Associates. The investment objectives of Wells Fund IX are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership had contributed $15,987,323 for an approximate 55% equity interest, and Wells Fund IX had contributed $13,289,358 for an approximate 45% equity interest in Fund VIII-IX Associates.

US Cellular Building

On June 17, 1996, Fund VIII-IX Associates purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255, including closing costs. Construction was completed on a four-story office building containing approximately 101,727 rentable square feet. The land purchase and construction costs have been funded by capital contributions of $6,573,342 from the Partnership and $3,912,444 from Wells Fund IX for a total cost of approximately $10,500,000.

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

Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease an additional 25,451 square feet of space vacated by American Family in October 2001. This addition increased their rentable floor area from 76,276 square feet to 101,727 square feet. As a result, US Cellular occupies 100% of the building and pays rent according to the terms and conditions of their original lease.

The average effective annual rental per square foot at the US Cellular Building was $12.76 for 2002, $12.47 for 2001 and $12.60 for 2000, 1999 and 1998.

AT&T-TX Building

On October 10, 1996, Fund VIII-IX Associates purchased a one-story office building containing approximately 40,000 rentable square feet, located on 4.864 acres of land in Farmer’s Branch, Dallas County, Texas for a purchase price of $4,450,000, excluding acquisition costs.

The funds used by Fund VIII-IX Associates to acquire the AT&T-TX Building were derived from capital contributions made by the Partnership and Wells Fund IX totaling $2,238,170 and $2,236,530, respectively, for total contributions to Fund VIII-IX Associates with respect to this building of $4,474,700, including acquisition costs.

The AT&T-TX Building is leased to AT&T Wireless Texas for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The AT&T lease commenced on July 19, 1996 and was assigned by the seller to Fund VIII-IX Associates on October 10, 1996. Under this lease, AT&T Wireless Texas is responsible for all operating expenses and real estate taxes.

The average effective annual rental per square foot at the AT&T-TX Building is $11.39 for 2002, $11.48 for 2001, $11.38 for 2000 and 1999, and $11.49 for 1998.

Cirrus Logic Building

On February 20, 1997, Fund VIII-IX Associates acquired a 4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area on which a two-story office building containing approximately 49,460 rentable square feet was constructed as part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies. The purchase price paid for the Cirrus Logic Building was $7,072,000, including acquisition and closing costs of approximately $43,000. Construction of the Cirrus Logic Building was substantially completed in March 1997 with Cirrus Logic, Inc. taking occupancy of the entire building. The funds used by Fund VIII-IX Associates to acquire the land and construct the Cirrus Logic Building were derived entirely from capital contributions made by the Partnership and Wells Fund IX of approximately $3,555,495 and $3,532,275, respectively, for total capital contributions to Fund VIII-IX Associates of approximately $7,087,770.

The lease, as well as Cirrus Logic’s obligation to pay rent, commenced on March 17, 1997 when Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years and annual initial base rent payable of $677,755. The base annual rent will be increased by 10% beginning the sixth year of the lease and will be increased another 10% beginning the eleventh year of the lease. Cirrus Logic has the option to renew the lease for two consecutive five-year periods. The base rent payable during any such extended term would be 95% of the then currently prevailing market rental rate for comparable office buildings in the Boulder County area.

Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, other operating expenses, and for maintaining property and liability insurance on the Cirrus Logic Building. Fund VIII-IX Associates shall maintain, for its own benefit, liability insurance for the Cirrus Logic Building as well as insurance for fire and vandalism.

The average effective annual rental per square foot at the Cirrus Logic Building was $14.67 for 2002 and $14.92 for 2001, 2000, 1999 and 1998.

Fund VIII-IX-REIT Associates

Quest Building

On January 10, 1997, Fund VIII-IX Associates acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California. The total consideration paid for the building was $7,465,170, including acquisition and closing costs of approximately $272,000. The funds used by Fund VIII-IX Associates to acquire the Quest Building were derived entirely from capital contributions made by the Partnership and Wells Fund IX of approximately $3,608,109 and $3,620,316, respectively, for total capital contributions to Fund VIII-IX Associates of approximately $7,228,425.

On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII-IX Associates, whereby Wells OP guaranteed to provide Fund VIII-IX Associates with rental income on the Quest Building, previously leased to Matsushita Avionics, equal to at least the rental revenues and building expenses reimbursements that Fund VIII-IX Associates would have received over the remaining term of the original lease with Matsushita Avionics. Wells OP paid approximately $543,000 in rental income guaranty payments to Fund VIII-IX Associates through December 31, 2000, however, ceased making such payments upon Quest Software, Inc. taking occupancy on August 1, 2000.

On June 15, 2000, Fund VIII-IX-REIT Associates was formed between Wells OP and Fund VIII-IX Associates. On July 1, 2000, Fund VIII-IX Associates contributed its interest in the Quest Building to Fund VIII-IX-REIT Associates. At December 31, 2002, the Partnership held an equity interest in Fund VIII-IX-REIT Associates of approximately 46%.

Quest Software, Inc. (“Quest”) entered into a 42-month lease for the entire Quest Building and took occupancy on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients. Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded through capital contributions made by Wells OP.

The average effective annual rental per square foot at the Quest Building is $18.58 for 2002 and 2001, $13.72 for 2000, and $10.11 for 1999.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2003, the Partnership had 2,862,365 outstanding Class A Units held by a total of 2,053 Limited Partners and 340,904 outstanding Class B Units held by a total of 213 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $9.45 per Class A Unit and $14.87 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner or holders of Class B Units as of December 31, 2002.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 2001 and 2002 were as follows:

	Per Class A Unit
Distribution for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital
March 31, 2001	$604,658	$0.10	$0.12
June 30, 2001	$642,855	$0.12	$0.11
September 30, 2001	$678,949	$0.14	$0.11
December 31, 2001	$684,089	$0.15	$0.08
March 31, 2002	$667,744	$0.10	$0.14
June 30, 2002	$668,623	$0.10	$0.13
September 30, 2002	$676,452	$0.12	$0.12
December 31, 2002	$679,813	$0.13	$0.11

The fourth quarter distribution was accrued for accounting purposes in 2002, and paid to Limited Partners in February 2003.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998:

	2002	2001	2000	1999	1998
Total assets	$21,270,414	$22,693,970	$23,769,069	$24,960,196	$26,072,465
Total revenues	1,364,841	1,521,303	1,373,795	1,360,497	1,362,513
Net income	1,265,197	1,433,706	1,288,063	1,266,946	1,269,171
Net loss allocated to General Partners	0	0	0	0	0
Net income allocated to Class A Limited Partners	1,265,197	1,433,706	2,294,288	2,481,559	2,431,246
Net loss allocated to Class B Limited Partners	0	0	(1,006,225)	(1,214,613)	(1,162,075)
Net income per weighted average (1) Class A Limited Partner Unit	$0.45	$0.51	$0.84	$0.91	$0.86
Net loss per weighted average (1) Class B Limited Partner Unit	0	0	(2.19)	(2.47)	(2.12)
Cash distributions per weighted average (1):
Class A Limited Partner Unit:
Investment income	0.45	0.51	0.68	0.88	0.86
Return of capital	0.50	0.42	0.21	0.00	0.00

(1)	Weighted average units are calculated by averaging units over the periods during which they are converted and outstanding as Class A or Class B units, accordingly.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF

OPERATION

(a)	Forward-Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,364,841, $1,521,303, and $1,373,795, for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 decrease from 2001 and the 2001 increase from 2000 resulted from the corresponding changes in equity in income of joint ventures as further describe below.

Equity In Income of Joint Ventures – Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the partnership holds an interest decreased in 2002 compared to 2001 primarily due to a decrease in common area maintenance reimbursements at Cirrus Logic and US Cellular and decreased property tax reimbursements at Tanglewood Commons; whereas such gross revenues increased in 2001 as compared to 2000 primarily due to increased rental rates at the Bellsouth Building, Tanglewood Commons and Hannover Center and increased common area maintenance reimbursement adjustments at the Cirrus Logic Building.

Expenses of Joint Ventures

The expenses of the joint ventures in which the partnership holds an interest increased slightly in 2002 compared to 2001 primarily due to reserving uncollectible receivables due from a tenant at Hannover Center in 2002, increased accounting fees and increased administrative salary expenses; whereas, expenses increased in 2001 as compared to 2000 as a result of Quest taking occupancy in August 2000 and reserving uncollectible receivables due from a tenant at Tanglewood Commons in 2001.

Equity In Income of Joint Ventures – Dispositions

The 2002 decrease in equity in income of joint ventures from 2001 is partially offset by the sale of an outparcel of land at Tanglewood Commons on October 7, 2002 to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII received net sale proceeds of $524,377 and recognized a gain of approximately $52,000.

Expenses

Expenses of the Partnership were $99,644, $87,597, and $85,732 in the twelve months ended December 31, 2002, 2001, and 2000, respectively. Expenses increased in 2002 from 2001 primarily as a result of increased administrative salaries and professional fees, offset by a reduction in other general and administrative costs. Expenses remained relatively stable in 2001 compared to 2000.

As a result, net income of the Partnership was $1,265,197, $1,433,706, and $1,288,063 for the years ended December 31, 2002, 2001 and 2000, respectively.

(c)    Liquidity and Capital Resources

Cash Flows From Operating Activities

The Partnership’s net cash used in operating activities was $89,835 in 2002, $85,637 in 2001, and $68,968 in 2000. The use of cash from operating activities remained relatively stable in 2002 as compared to 2001. The increase in net cash used in operating activities in 2001 as compared to 2000 is attributable to a corresponding decrease in interest income in 2001.

Cash Flows From Investing Activities

Net cash provided by investing activities was $2,811,789 in 2002, $2,602,975 in 2001, and $2,474,151 in 2000. The increased cash provided by investing activities from 2001 to 2002 is a result of increased distributions received from joint ventures, primarily from Fund VI-VII-VIII Associates distributing cash proceeds received from the sale of an outparcel at Tanglewood Commons. The increased cash provided by investing activities from year 2000 to 2001 is also attributable to the increase in distributions received from joint ventures, primarily generated by Fund VII-VIII Associates from an increase in rental income at Hannover Center.

Cash Flows Used In Financing Activities

Net cash used in financing activities increased to $2,696,961 in 2002 from $2,507,159 in 2001 and $2,487,363 in 2000, due increased distributions to partners as a result of receiving increased distributions from joint ventures as discussed above.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.95, $0.93 and $0.89 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2003. Distributions accrued for the fourth quarter of 2002 to the limited partners holding Class A Units were paid in February 2003. No cash distributions were made to limited partners holding Class B Units.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the Partnership’s share of the net proceeds generated from the sale of the outparcel of land at Tanglewood Commons will be held in reserve as the General Partners evaluate the capital needs of the existing properties, in which the Partnership holds an interest through investments in joint ventures, as well as the potential impact to the limited partners of investing in an expansion of Tanglewood Commons. Upon completing such evaluations in consideration of the best interests of the limited partners, the General Partners anticipate distributing the reserves not otherwise utilized to the limited partners in accordance with the terms of the Partnership Agreement during 2003.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership is unaware of any material commitments for capital expenditures with respect to any of its properties which would have a material effect on its capital resources.

(d)    Related Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to

(a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees, at the joint venture level, of $219,424, $247,480 and $246,937 for the years ended December 31, 2002, 2001 and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001 and 2000, the Partnership reimbursed $47,792, $37,943 and $31,021, respectively, to Wells Capital, Inc. and its affiliates for these services. See Note 6 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

(g)    Subsequent Event

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 60 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III-IV Associates	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia
Fund V-VI Associates	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia
Fund VI-VII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia
Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II. OTHER INFORMATION

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

   DISCLOSURE

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P.

The sole General Partner of Wells Partners is Wells Capital, Inc., a Georgia corporation (“Wells Capital”). The executive offices of Wells Capital, Inc. are located at 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002:

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager-Management and Leasing Fees	$219,424 (1)

(1)	These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002. Some of these fees were accrued for accounting purposes in 2002, however, were not paid until January 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A units	Leo F. Wells, III	4,140.88 units (IRA, 401(k) and Profit Sharing)	Less than 1%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2002.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management Company, Inc. has received $219,424 in property management and leasing fee compensation for services rendered during the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2002.

Expense Reimbursements

See Note 6 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	The financial statements are contained on pages F-2 through F-70 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

March 31, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND VIII, L.P.

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

Exhibit Number	Description of Document

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

Architect’s Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n)

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

Architect’s Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number	Description of Document

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

Exhibit Number	Description of Document

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

Exhibit Number	Description of Document

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

*10(oo)

Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-32099)

*10(pp)

Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-44900)

*10(qq)

Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-44900)

*10(rr)

First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001. (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, File No. 0-27888)

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Report of Independent Auditors

The Partners

Wells Real Estate Fund VIII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund VIII, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund VIII, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund VIII, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 and the number of Class B weighted average limited partner units outstanding for the year ended December 31, 2000 on the statements of income. Our procedures with respect to this disclosure included (a) recalculating the number of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 by dividing the net income amount allocated to Class A limited partners, previously reported on the statements of income in 2001 and 2000, by the amount of net income per weighted average Class A limited partner unit, previously reported on the statements of income in 2001 and 2000 and (b) dividing the net loss amount allocated to Class B limited partners, previously reported on the statement of income in 2000 by the amount of net loss per weighted average Class B limited partner unit, previously reported on the statement of income in 2000. In our opinion, the disclosure of the number of Class A weighted average limited partner units outstanding on the statements of income for the years ended December 31, 2001 and 2000 and the number of Class B weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund VIII, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ Ernst & Young LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund VIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUNDVIII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
INVESTMENT IN JOINT VENTURES	$20,317,188	$21,861,005
CASH AND CASH EQUIVALENTS	53,894	28,901
DUE FROM JOINT VENTURES	899,332	804,064

Total assets	$21,270,414	$22,693,970

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$679,812	$684,141
Accounts payable	14,735	6,527

	694,547	690,668

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,862,365 units and 2,806,519 units issued and outstanding as of December 31, 2002 and 2001, respectively	20,575,867	22,003,302
Class B—340,904 units and 396,750 units issued and outstanding as of December 31, 2002 and 2001, respectively	0	0

Total partners’ capital	20,575,867	22,003,302

Total liabilities and partners’ capital	$21,270,414	$22,693,970

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$1,363,240	$1,519,727	$1,363,174
Other income	1,601	1,576	10,621

	1,364,841	1,521,303	1,373,795

EXPENSES:
Partnership administration	76,597	59,438	52,245
Legal and accounting	15,043	13,161	21,214
Other general and administrative	8,004	14,998	12,273

	99,644	87,597	85,732

NET INCOME	$1,265,197	$1,433,706	$1,288,063

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,265,197	$1,433,706	$2,294,288

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$(1,006,225)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.45	$0.51	$0.84

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$(2.19)

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.95	$0.93	$0.89

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CLASS A	2,828,824	2,784,017	2,744,637

CLASS B			458,608

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	2,728,425	$23,341,878	474,844	$1,004,041	$24,345,919

Net income (loss)	0	2,294,288	0	(1,006,225)	1,288,063
Partnership distributions	0	(2,453,835)	0	0	(2,453,835)
Class B conversion elections	35,662	(2,184)	(35,662)	2,184	0

BALANCE, December 31, 2000	2,764,087	23,180,147	439,182	0	23,180,147

Net income	0	1,433,706	0	0	1,433,706
Partnership distributions	0	(2,610,551)	0	0	(2,610,551)
Class B conversion elections	42,432	0	(42,432)	0	0

BALANCE, December 31, 2001	2,806,519	22,003,302	396,750	0	22,003,302

Net income	0	1,265,197	0	0	1,265,197
Partnership distributions	0	(2,692,632)	0	0	(2,692,632)
Class B conversion elections	55,846	0	(55,846)	0	0

BALANCE, December 31, 2002	2,862,365	$20,575,867	340,904	$0	$20,575,867

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,265,197	$1,433,706	$1,288,063

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,363,240)	(1,519,727)	(1,363,174)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	2,030	(2,030)
Accounts payable	8,208	(1,646)	8,173

Total adjustments	(1,355,032)	(1,519,343)	(1,357,031)

Net cash used in operating activities	(89,835)	(85,637)	(68,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,811,789	2,602,975	2,474,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,364,005)	(1,277,738)	(1,573,271)
Distributions to partners in excess of accumulated earnings	(1,332,956)	(1,229,421)	(914,092)

Net cash used in financing activities	(2,696,961)	(2,507,159)	(2,487,363)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,993	10,179	(82,180)

CASH AND CASH EQUIVALENTS, beginning of year	28,901	18,722	100,902

CASH AND CASH EQUIVALENTS, end of year	$53,894	$28,901	$18,722

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$899,332	$804,064	$568,670

Partnership distributions payable	$679,812	$684,141	$52,245

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. (“Wells Partners”), a Georgia nonpublic limited partnership. Upon subscription, limited partners elect to have their units treated as either Class A units or Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of December 31, 2002, the Partnership owned interests in the following 8 properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Fund VI-VII-VIII Associates	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons A retail center in Clemmons, North Carolina
Fund VII-Fund VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill at Gainesville An office building located in Gainesville, Florida

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII-Fund IX Associates	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

5. US Cellular Building

A four-story office building located in Madison, Wisconsin

6. AT&T-TX Building

A one-story office building located in Boulder County, Colorado

7. Cirrus Logic Building

A two-story office building located in Boulder County, Colorado

Fund VIII-IX-REIT Associates	• Fund VIII—Fund IX Associates. • Wells Operating Partnership, L.P.*	8. Quest Building A two-story office building located in Orange County, California

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B units.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

•	To limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partners return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

•	To the general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential limited partner return, then the general partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rental Income

The future minimum rental income due Fund VI, VII, and VIII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$2,488,731
2004	2,355,508
2005	2,296,855
2006	1,148,895
2007	605,547
Thereafter	4,916,653

$13,812,189

Three tenants contributed approximately 50%, 22%, and 17% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 55%, 28%, and 11% of future minimum rental income.

The future minimum rental income due Fund VII and VIII Associates under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$723,286
2004	622,118
2005	577,925
2006	0
2007	0
Thereafter	0

$1,923,329

Three tenants contributed approximately 69%, 11%, and 10% of rental income for the year ended December 31, 2002. In addition, two tenants will contribute approximately 80% and 14% of future minimum rental income.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of December 31, 2002 is as follows:

Year ending December 31:
2003	$2,544,616
2004	2,544,616
2005	2,544,616
2006	2,556,283
2007	1,830,535
Thereafter	5,228,432

$17,249,098

Four tenants contributed approximately 52%, 29%, 18%, and 14% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 42%, 35%, and 23% of future minimum rental income.

Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,287,119
2004	107,260
2005	0
2006	0
2007	0
Thereafter	0

$1,394,379

One tenant contributed 100% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute 100% of future minimum rental income.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the joint ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Restatement Adjustments and Disclosures

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The joint venture statements of income presented in Note 3 have been restated to reflect the effects of this revised presentation.

Furthermore, the statements of income of the Partnership for the years ended December 31, 2001 and 2000 have been revised to include disclosure of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 and the statements of income for the year ended December 31, 2000 have been revised to include disclosure of Class B weighted average limited partner units outstanding for the year ended December 21, 2000.

Cash and Cash Equivalents

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

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

2.    RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of cash distributed from its joint venture investments for the fourth quarters of 2002 and 2001:

	2002	2001
Fund VI, VII, and VIII Associates	$314,446	$163,816
Fund VII and VIII Associates	112,409	140,613
Fund VIII and IX Associates	472,477	499,635

	$899,332	$804,064

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. .

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $219,424, $247,480, and $246,937, for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc. (the “Company”), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001 and 2000, the Partnership reimbursed $47,792, $37,943 and $31,021 to Wells Capital, Inc. and its affiliates for these services

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in Joint Ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund VI, VII, and VIII Associates	$4,323,939	32%	$4,753,935	32%
Fund VII and VIII Associates	3,076,909	63	3,309,896	63
Fund VIII and IX Associates	12,916,340	55	13,797,174	55

	$20,317,188		$21,861,005

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Ventures, beginning of year	$21,861,005	$23,179,647
Equity in income of Joint Ventures	1,363,240	1,519,727
Distributions from Joint Ventures	(2,907,057)	(2,838,369)

Investment in Joint Ventures, end of year	$20,317,188	$21,861,005

Fund VI, VII, and VIII Associates

On April 17, 1995, the Partnership entered into a joint venture with Wells Real Estate Fund VI, L.P. (“Fund VI”) and Wells Real Estate Fund VII, L.P. (“Fund VII”). The joint venture, Fund VI, VII, and VIII Associates, was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the joint venture purchased a 5.55-acre parcel of land in Jacksonville, Florida. A 92,964-square foot office building, known as the BellSouth property, was completed and commenced operations in 1996. On May 31, 1995, the joint venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina. A retail shopping center, Tanglewood Commons, was developed and was substantially completed at December 31, 1997.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. This sale resulted in a gain of approximately $13,000 and net proceeds attributable to the Partnership of $169,643. The recognized gain may be adjusted as additional information becomes available in subsequent periods.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is selected financial information for Fund VI, VII, and VIII Associates:

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,955,493	$4,461,819
Building and improvements, less accumulated depreciation of $4,370,869 in 2002 and $3,707,449 in 2001	8,847,735	9,398,120
Construction in progress	4,665	3,797

Total real estate assets	12,807,893	13,863,736
Cash and cash equivalents	1,116,041	747,198
Accounts receivable	303,798	192,807
Prepaid expenses and other assets, net	331,810	428,052

Total assets	$14,559,542	$15,231,793

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$871,945	$446,315
Deferred rent	207,137	0
Accounts payable	116,292	76,639
Due to affiliates	0	15,590

Total liabilities	1,195,374	538,544

Partners’ capital:
Wells Real Estate Fund VI	4,577,276	5,032,488
Wells Real Estate Fund VII	4,462,953	4,906,826
Wells Real Estate Fund VIII	4,323,939	4,753,935

Total partners’ capital	13,364,168	14,693,249

Total liabilities and partners’ capital	$14,559,542	$15,231,793

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$2,428,094	$2,424,385		$2,364,871
Reimbursement income (1)	377,575	436,965	(1)	376,070	(1)
Interest income	7,431	25,294		3,985
Other income	560	360		360
Gain on sale of real estate assets	13,062	0		0

	2,826,722	2,887,004		2,745,286

Expenses:
Depreciation	663,420	676,297		715,402
Operating costs	842,074	799,761		747,261
Management and leasing fees	270,973	277,863		273,632
Legal and accounting	17,518	16,296		7,650
Partnership administration	72,630	42,469		30,330
Computer costs	0	2,985		1,585
Bad debt expense	0	22,111		0

	1,866,615	1,837,782		1,775,860

Net income	$960,107	$1,049,222		$969,426

Net income allocated to Wells Real Estate Fund VI	$328,840	$359,362		$332,032

Net income allocated to Wells Real Estate Fund VII	$320,628	$350,389		$323,741

Net income allocated to Wells Real Estate Fund VIII	$310,639	$339,471		$313,653

(1)	Amounts have been restated to reflect tenant reimbursements of $436,965 in 2001 and $376,070 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund VI	Wells Real Estate Fund VII	Wells Real Estate Fund VIII	Total Partners’ Capital
Balance, December 31, 1999	$5,559,369	$5,420,549	$5,251,652	$16,231,570

Net income	332,032	323,741	313,653	969,426
Partnership distributions	(591,033)	(576,274)	(558,318)	(1,725,625)

Balance, December 31, 2000	5,300,368	5,168,016	5,006,987	15,475,371

Net income	359,362	350,389	339,471	1,049,222
Partnership distributions	(627,242)	(611,579)	(592,523)	(1,831,344)

Balance, December 31, 2001	5,032,488	4,906,826	4,753,935	14,693,249

Net income	328,840	320,628	310,639	960,107
Partnership distributions	(784,052)	(764,501)	(740,635)	(2,289,188)

Balance, December 31, 2002	$4,577,276	$4,462,953	$4,323,939	$13,364,168

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VI, VII, and VIII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$960,107	$1,049,222	$969,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,420	676,297	715,402
Amortization of deferred leasing costs	96,707	103,912	92,813
Gain on sale of real estate assets	(13,062)	0	0
Changes in assets and liabilities:
Accounts receivable	(110,991)	153,211	(74,810)
Prepaid expenses and other assets, net	(465)	(334)	(2,459)
Deferred rent	207,137	0	0
Accounts payable	39,653	11,197	(18,717)
Due to affiliates	(15,590)	183	(874)

Total adjustments	866,809	944,466	711,355

Net cash provided by operating activities	1,826,916	1,993,688	1,680,781

Cash flows from investing activities:
Net proceeds from sale of real estate assets	519,389	0	0
Investments in deferred leasing costs	0	(59,972)	(32,183)
Investment in real estate	(113,904)	0	(136,564)

Net cash provided by (used in) investing activities	405,485	(59,972)	(168,747)

Cash flows from financing activities:
Distributions to joint venture partners	(1,863,558)	(1,793,320)	(1,641,434)

Net increase (decrease) in cash and cash equivalents	368,843	140,396	(129,400)
Cash and cash equivalents, beginning of year	747,198	606,802	736,202

Cash and cash equivalents, end of year	$1,116,041	$747,198	$606,802
Supplemental disclosure of noncash activities:

Partnership distributions payable	$871,945	$446,315	$408,291

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

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

single-story combination retail/office building. The building, The Hannover Center, was completed and commenced operations in 1996.

Following is selected financial information for Fund VII and VIII Associates:

Fund VII and VIII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$822,320	$822,320
Building and improvements, less accumulated depreciation of $1,986,452 in 2002 and $1,668,189 in 2001	3,909,279	4,227,542
Personal property, less accumulated depreciation of $211,001 in 2002 and $181,212 in 2001	86,882	116,671

Total real estate assets	4,818,481	5,166,533
Cash and cash equivalents	317,699	151,078
Prepaid expenses and other assets, net	35,256	51,894
Accounts receivable	19,816	93,860

Total assets	$5,191,252	$5,463,365

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$177,445	$221,966
Deferred rent	120,275	0
Accounts payable	37,612	17,125
Due to affiliates	0	572

Total liabilities	335,332	239,663

Partners’ capital:
Wells Real Estate Fund VII	1,779,011	1,913,806
Wells Real Estate Fund VIII	3,076,909	3,309,896

Total partners’ capital	4,855,920	5,223,702

Total liabilities and partners’ capital	$5,191,252	$5,463,365

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VII and VIII Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$773,501	$741,552		$686,642
Reimbursement income (1)	542,594	535,752	(1)	473,277	(1)
Interest income	2,601	6,037		0
Other income	179	360		360

	1,318,875	1,283,701		1,160,279

Expenses:
Depreciation	348,052	348,118		375,575
Management and leasing fees	139,389	138,767		114,334
Legal and accounting	13,710	10,884		20,113
Partnership administration	36,396	22,760		26,162
Bad debt expense	23,299	3		42,564
Operating costs	523,959	469,623		425,260

	1,084,805	990,155		1,004,008

Net income	$234,070	$293,546		$156,271

Net income allocated to Wells Real Estate Fund VII	$85,789	$107,588		$57,275

Net income allocated to Wells Real Estate Fund VIII	$148,281	$185,958		$98,996

(1)	Amounts have been restated to reflect tenant reimbursements of $535,752 in 2001 and $473,277 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VII And VIII Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund VII	Wells Real Estate Fund VIII	Total Partners’ Capital
Balance, December 31, 1999	$2,191,603	$3,790,050	$5,981,653
Net income	57,275	98,996	156,271
Partnership distributions	(186,527)	(322,398)	(508,925)

Balance, December 31, 2000	2,062,351	3,566,648	5,628,999
Net income	107,588	185,958	293,546
Partnership distributions	(256,133)	(442,710)	(698,843)

Balance, December 31, 2001	1,913,806	3,309,896	5,223,702
Net income	85,789	148,281	234,070
Partnership distributions	(220,584)	(381,268)	(601,852)

Balance, December 31, 2002	$1,779,011	$3,076,909	$4,855,920

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VII and VIII Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$234,070	$293,546	$156,271

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	348,052	348,118	375,575
Amortization of deferred leasing costs	16,638	19,075	23,681
Changes in assets and liabilities:
Prepaid expenses and other assets, net	0	0	7,750
Accounts receivable	74,044	(23,651)	41,076
Deferred rent	120,275	0	0
Accounts payable	20,487	3,965	(7,601)
Due to affiliates	(572)	(1,925)	270

Total adjustments	578,924	345,582	440,751

Net cash provided by operating activities	812,994	639,128	597,022

Cash flows from investing activities:
Investment in real estate	0	0	(21,904)
Investments in deferred leasing costs	0	0	(12,050)

Net cash used in investing activities	0	0	(33,954)

Cash flows from financing activities:
Distributions to joint venture partners	(646,373)	(564,615)	(554,511)

Net increase in cash and cash equivalents	166,621	74,513	8,557
Cash and cash equivalents, beginning of year	151,078	76,565	68,008

Cash and cash equivalents, end of year	$317,699	$151,078	$76,565

Supplemental disclosure of noncash activities:
Write-off of fully depreciated real estate assets	$0	$46,620	$0

Partnership distributions payable	$177,445	$221,966	$87,738

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII and IX Associates

On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund IX, L.P (“Fund IX”). The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 17, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square foot, one-story office building, known as the TCI Building, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square foot building was completed and commenced operations in 1997.

On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells OP. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX Associates contributed, at cost, the Quest Building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is selected financial information for Fund VIII and IX Associates:

Fund VIII and IX Associates

(A Georgia Joint Venture)

Balance Sheets December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $6,026,055 in 2002 and $4,966,747 in 2001	14,493,375	15,552,683

Total real estate assets	16,996,961	18,056,269
Investment in joint venture	5,808,502	6,341,285
Cash and cash equivalents	1,008,814	845,779
Accounts receivable	733,336	827,141
Due from affiliates	257,174	249,982
Prepaid expenses and other assets, net	70,123	98,053

Total assets	$24,874,910	$26,418,509

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$862,236	$911,797
Accounts payable	304,724	292,194
Deferred rent	136,583	0
Due to affiliates	0	35,691

Total liabilities	1,303,543	1,239,682

Partners’ capital:
Wells Real Estate Fund VIII	12,916,340	13,797,174
Wells Real Estate Fund IX	10,655,027	11,381,653

Total partners’ capital	23,571,367	25,178,827

Total liabilities and partners’ capital	$24,874,910	$26,418,509

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII and IX Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001		2000
Revenues:
Rental income	$2,479,580	$2,466,165		$2,804,167
Reimbursement income (1)	627,153	923,329	(1)	904,948	(1)
Equity in income of joint venture	511,492	477,061		285,006
Interest income	8,661	21,027		34,741
Other income	6,264	1,147		5,913

	3,633,150	3,888,729		4,034,775

Expenses:
Depreciation	1,059,308	1,059,308		1,167,145
Management and leasing fees	174,630	207,656		203,445
Property administration expenses	56,380	47,608		47,482
Legal and accounting	28,554	15,133		14,500
Operating costs	663,959	744,504		867,566

	1,982,831	2,074,209		2,300,138

Net income	$1,650,319	$1,814,520		$1,734,637

Net income allocated to Wells Real Estate Fund VIII	$904,320	$994,298		$950,525

Net income allocated to Wells Real Estate Fund IX	$745,999	$820,222		$784,112

(1)	Amounts have been restated to reflect tenant reimbursements of $923,329 in 2001 and $904,948 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII and IX Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and 2000

	Wells Real Estate Fund VIII	Wells Real Estate Fund IX	Total Partners’ Capital
Balance, December 31, 1999	$15,281,716	$12,606,292	$27,888,008
Net income	950,525	784,112	1,734,637
Partnership distributions	(1,626,229)	(1,341,519)	(2,967,748)

Balance, December 31, 2000	14,606,012	12,048,885	26,654,897
Net income	994,298	820,222	1,814,520
Partnership distributions	(1,803,136)	(1,487,454)	(3,290,590)

Balance, December 31, 2001	13,797,174	11,381,653	25,178,827
Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

Balance, December 31, 2002	$12,916,340	$10,655,027	$23,571,367

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII and IX Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,650,319	$1,814,520	$1,734,637

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(511,4920)	(477,061)	(285,006)
Amortization of deferred leasing costs	30,267	40,505	35,386
Depreciation	1,059,308	1,059,308	1,167,145
Changes in assets and liabilities:
Accounts receivable	93,805	(213,696)	78,307
Prepaid expenses and other assets, net	(2,337)	0	2,779
Accounts payable	12,530	3,825	4,821
Deferred rent	136,583	0	0
Due to affiliates	(35,691)	6,273	(1,129)

Total adjustments	782,973	419,154	1,002,303

Net cash provided by operating activities	2,433,292	2,233,674	2,736,940

Cash flows from investing activities:
Distributions received from joint venture	1,037,083	869,854	158,835

Cash flows from financing activities:
Distributions to joint venture partners	(3,307,340)	(3,083,997)	(2,936,037)

Net increase (decrease) in cash and cash equivalents	163,035	19,531	(40,262)
Cash and cash equivalents, beginning of year	845,779	826,248	866,510

Cash and cash equivalents, end of year	$1,008,814	$845,779	$826,248

Supplemental disclosure of non-cash activities:
Real estate contributed to joint venture	$0	$0	$6,857,889

Partnership distributions payable	$862,236	$911,797	$709,204

Fund VIII, IX, and REIT Joint Venture

On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells OP to form the Fund VIII, IX, and REIT Joint Venture for the purpose of developing, operating, and selling real properties.

On July 1, 2000, Fund VIII and IX Associates contributed the Quest Building (formerly Bake Parkway Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. During 2000, Wells OP contributed $1,282,111 to the Fund VIII, IX, and REIT Joint Venture. Ownership percentage interests were recomputed accordingly.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Following is selected financial information for Fund VIII, IX, and REIT Joint Venture:

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,220,993	$2,220,993
Building and improvements, less accumulated depreciation of $1,110,937 in 2002 and $649,436 in 2001	4,491,223	4,952,724

Total real estate assets	6,712,216	7,173,717
Cash and cash equivalents	281,228	297,533
Accounts receivable	109,170	164,835
Prepaid expenses and other assets, net	99,736	191,799

Total assets	$7,202,350	$7,827,884

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$303,926	$296,856
Accounts payable	758	676

Total liabilities	304,684	297,532

Partners’ capital:
Fund VIII and IX Associates	5,808,502	6,341,285
Wells Operating Partnership, L.P.	1,089,164	1,189,067

Total partners’ capital	6,897,666	7,530,352

Total liabilities and partners’ capital	$7,202,350	$7,827,884

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and

the Period from July 1, 2000 (Inception) Through

December 31, 2000

	2002	2001		2000
Revenues:
Rental income	$1,207,998	$1,207,995		$563,049
Reimbursement income (1)	43,170	7,631	(1)	19,382	(1)
Interest income	2,655	729		0

	1,253,823	1,216,355		582,431

Expenses:
Depreciation	461,501	461,545		187,891
Management and leasing fees	145,382	142,735		54,395
Property administration expenses	24,229	22,278		5,692
Operating costs	15,309	22,957		24,560

	646,421	649,515		272,538

Net income	$607,402	$566,840		$309,893

Net income allocated to Fund VIII and IX Associates	$511,492	$477,061		$285,006

Net income allocated to Wells Operating Partnership, L.P.	$95,910	$89,779		$24,887

(1)	Amounts have been restated to reflect tenant reimbursements of $7,631 in 2001 and $19,382 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and

the Period from July 1, 2000 (Inception) Through

December 31, 2000

	Fund VIII and IX Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, July 1, 2000 (inception)	$0	$0	$0
Net income	285,006	24,887	309,893
Partnership contributions	6,857,889	1,282,111	8,140,000
Partnership distributions	(307,895)	(30,447)	(338,342)

Balance, December 31, 2000	6,835,000	1,276,551	8,111,551
Net income	477,061	89,779	566,840
Partnership contributions	0	5,377	5,377
Partnership distributions	(970,776)	(182,640)	(1,153,416)

Balance, December 31, 2001	6,341,285	1,189,067	7,530,352
Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

Balance, December 31, 2002	$5,808,502	$1,089,164	$6,897,666

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and

the Period from July 1, 2000 (Inception) Through

December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$607,402	$566,840	$309,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461,501	461,545	187,891
Amortization of deferred leasing costs	92,063	92,065	38,360
Changes in assets and liabilities:
Accounts receivable	55,665	32,967	(197,802)
Accounts payable	82	676	0

Total adjustments	609,311	587,253	28,449

Net cash provided by operating activities	1,216,713	1,154,093	338,342

Cash flows from investing activities:
Investments in deferred leasing costs	0	0	(322,224)
Investment in real estate	0	(5,377)	(959,887)

Net cash (used in) investing activities	0	(5,377)	(1,282,111)

Cash flows from financing activities:
Contributions from joint venture partners	0	5,377	1,282,111
Distributions to joint venture partners	(1,233,018)	(1,027,224)	(167,678)

Net cash (used in) provided by financing activities	(1,233,018)	(1,021,847)	1,114,433

Net (decrease) increase in cash and cash equivalents	(16,305)	126,869	170,664
Cash and cash equivalents, beginning of period	297,533	170,664	0

Cash and cash equivalents, end of year	$281,228	$297,533	$170,664

Supplemental disclosure of noncash activities:
Real estate contribution received from joint venture partner	$0	$0	$6,857,889

Partnership distributions payable	$303,926	$296,856	$170,664

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$1,265,197	$1,433,706	$1,288,063
Increase (decrease) in net income resulting from:
Meals & Entertainment	385	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	612,430	601,056	561,059
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(913)	2,394	(847)
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	129,751	(36,925)	(123,273)
Other	107	0	(17,571)

Income tax basis net income	$2,006,957	$2,000,231	$1,707,431

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$20,575,867	$22,003,302	$23,180,147
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	385	0	0
Penalties	107	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	3,189,758	2,577,328	1,976,272
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,774,787	4,774,787	4,774,787
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	111,575	112,488	110,094
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(388,671)	(518,422)	(481,497)
Partnership’s distributions payable	679,812	684,142	580,750
Other	(132,574)	(132,574)	(132,574)

Income tax basis partners’ capital	$28,811,046	$29,501,051	$30,007,979

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$314,309	$303,792	$364,576	$382,164
Net income	288,426	280,682	342,568	353,521
Net income allocated to Class A limited partners	288,426	280,682	342,568	353,521
Net income per weighted average Class A limited partner unit outstanding (a)	$0.10	$0.10	$0.12	$0.12
Distribution per weighted average Class A limited partner unit outstanding	0.24	0.23	0.24	0.24

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$290,880	$358,906	$395,386	$476,131
Net income	274,112	329,433	377,832	452,329
Net income allocated to Class A limited partners	274,112	329,433	377,832	452,329
Net income per weighted average Class A limited partner unit outstanding (a)	$0.10	$0.12	$0.14	$0.16
Distribution per weighted average Class A limited partner unit outstanding	0.22	0.23	0.24	0.24

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001 AND 2000

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2002 are comprised of the following items:

2002
Salary reimbursements	$47,792
Other professional fees	8,548
Printing expenses	11,180
Legal fees	2,146
Independent accounting fees	12,897
Postage and delivery expenses	7,886
Taxes and licensing fees	800
Life insurance	319
Other office expenses	57
Filing fees	15

Total partnership administration and legal and accounting costs	$91,640

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VI, Fund VII and Fund VIII Associates:

We have audited the accompanying balance sheets of Fund VI, Fund VII and Fund VIII Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$3,955,493	$4,461,819
Building and improvements, less accumulated depreciation of $4,370,869 in 2002 and $3,707,449 in 2001	8,847,735	9,398,120
Construction in progress	4,665	3,797
Total real estate assets	12,807,893	13,863,736
Cash and cash equivalents	1,116,041	747,198
Accounts receivable	303,798	192,807
Other assets, net	331,810	428,052

Total assets	$14,559,542	$15,231,793

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$871,945	$446,315
Deferred rent	207,137	0
Accounts payable and refundable security deposits	116,292	76,639
Due to affiliates	0	15,590

Total liabilities	1,195,374	538,544

Partners’ capital:
Wells Fund VI	4,577,276	5,032,488
Wells Fund VII	4,462,953	4,906,826
Wells Fund VIII	4,323,939	4,753,935

Total partners’ capital	13,364,168	14,693,249

Total liabilities and partners’ capital	$14,559,542	$15,231,793

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$2,428,094	$2,424,385	$2,364,871
Reimbursement income	377,575	436,965	376,070
Interest income	7,431	25,294	3,985
Other income	560	360	360
Gain on disposal of assets	13,062	0	0

	2,826,722	2,887,004	2,745,286

Expenses:
Depreciation	663,420	676,297	715,402
Operating costs	842,074	799,761	747,261
Management and leasing fees	270,973	277,863	273,632
Legal and accounting	17,518	16,296	7,650
Joint Venture administration	72,630	42,469	30,330
Computer costs	0	2,985	1,585
Bad debt expense	0	22,111	0

	1,866,615	1,837,782	1,775,860

Net income	$960,107	$1,049,222	$969,426

Net income allocated to Wells Fund VI	$328,840	$359,362	$332,032

Net income allocated to Wells Fund VII	$320,628	$350,389	$323,741

Net income allocated to Wells Fund VIII	$310,639	$339,471	$313,653

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund VI	Wells Fund VII	Wells Fund VIII	Total Partners’ Capital
Balance, December 31, 1999	$5,559,369	$5,420,549	$5,251,652	$16,231,570

Net income	332,032	323,741	313,653	969,426
Partnership distributions	(591,033)	(576,274)	(558,318)	(1,725,625)

Balance, December 31, 2000	5,300,368	5,168,016	5,006,987	15,475,371

Net income	359,362	350,389	339,471	1,049,222
Partnership distributions	(627,242)	(611,579)	(592,523)	(1,831,344)

Balance, December 31, 2001	5,032,488	4,906,826	4,753,935	14,693,249

Net income	328,840	320,628	310,639	960,107
Partnership distributions	(784,052)	(764,501)	(740,635)	(2,289,188)

Balance, December 31, 2002	$4,577,276	$4,462,953	$4,323,939	$13,364,168

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$960,107	$1,049,222	$969,426

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,420	676,297	715,402
Amortization of deferred leasing costs	96,707	103,912	92,813
Gain on sale of real estate assets	(13,062)	0	0
Changes in assets and liabilities:
Accounts receivable	(110,991)	153,211	(74,810)
Other assets, net	(465)	(334)	(2,459)
Deferred rent	207,137	0	0
Accounts payable and refundable security deposits	39,653	11,197	(18,717)
Due to affiliates	(15,590)	183	(874)

Total adjustments	866,809	944,466	711,355

Net cash provided by operating activities	1,826,916	1,993,688	1,680,781
Cash flows from investing activities:
Net proceeds from sale of real estate assets	519,389	0	0
Investments in deferred leasing costs	0	(59,972)	(32,183)
Investment in real estate	(113,904)	0	(136,564)

Net cash provided by (used in) investing activities	405,485	(59,972)	(168,747)

Cash flows from financing activities:
Distributions to Joint Venture partners	(1,863,558)	(1,793,320)	(1,641,434)

Net increase (decrease) in cash and cash equivalents	368,843	140,396	(129,400)
Cash and cash equivalents, beginning of year	747,198	606,802	736,202

Cash and cash equivalents, end of year	$1,116,041	$747,198	$606,802

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$871,945	$446,315	$408,291

Write-off of accounts receivable	$0	$22,111	$0

Write-off of fully amortized deferred leasing costs	$0	$123,283	$0

See accompanying notes.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 17, 1995, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), Wells Real Estate Fund VII, L.P (“Wells Fund VII”) and Wells Real Estate Fund VIII, L.P (“Wells Fund VIII”) entered into an agreement to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed a 92,964-square foot office building known as the BellSouth building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina and constructed a retail shopping center known as Tanglewood Commons.

On October 7, 2002, the Joint Venture sold an outparcel of land to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570, which resulted in a gain of $13,062. The recognized gain may be adjusted as additional information becomes available in subsequent periods.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the Joint Venture agreement, all income and distributions are allocated to Wells Fund VI, Wells Fund VII and Wells Fund VIII in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$305,038	$401,745
Refundable security deposits	26,772	26,307

Total	$331,810	$428,052

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $534,292 and $437,587 as of December 31, 2002 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund VI, Wells Fund VII and Wells Fund VIII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VI, VII and VIII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $270,973, $277,863 and $273,632 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., performs certain administrative services for the various Wells Real Estate Funds and Joint Ventures, such as accounting and other general administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $72,630, $42,469 and $30,330, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund VI, Fund VII and Fund VIII Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2002	$2,488,731
2003	2,355,508
2004	2,296,855
2005	1,148,895
2006	605,547
Thereafter	4,916,653

$13,812,189

Three tenants contributed approximately 50%, 22%, and 17% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 55%, 28%, and 11% of future minimum rental income.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BELLSOUTH PROPERTY (a)	None	$1,244,256	$0	$7,538,188	$1,301,890	$7,480,554	$0	$8,782,444	$2,860,322	1996	04/25/95	20 to 25 years
TANGLEWOOD COMMONS (b)	None	3,020,040	0	5,376,278	2,653,603	5,738,050	4,665	8,396,318	1,510,547	1997	05/31/95	20 to 25 years

Total		$4,264,296	$0	$12,914,466	$3,955,493	$13,218,604	$4,665	$17,178,762	$4,370,869

(a)	The BellSouth Property consists of a four-story office building located in Jacksonville, Florida.
(b)	Tanglewood Commons is a retail shopping center located in Clemmons, Forsyth County, North Carolina.
(c)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvement are 12 to 20 years.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation

BALANCE AT DECEMBER 31, 1999	$17,438,418	$2,315,750
2000 additions	136,564	715,402

BALANCE AT DECEMBER 31, 2000	17,574,982	3,031,152
2001 additions	0	676,297

BALANCE AT DECEMBER31, 2001	17,574,982	3,707,449
2002 additions	113,904	663,420
2002 deletions	(510,124)	0

BALANCE AT DECEMBER31, 2002	$17,178,762	$4,370,869

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $6,026,055 in 2002 and $4,966,747 in 2001	14,493,375	15,552,683

Total real estate assets	16,996,961	18,056,269
Investment in joint venture	5,808,502	6,341,285
Cash and cash equivalents	1,008,814	845,779
Accounts receivable	733,336	827,141
Due from affiliates	257,174	249,982
Prepaid expenses and other assets, net	70,123	98,053

Total assets	$24,874,910	$26,418,509

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$862,236	$911,797
Accounts payable	304,724	292,194
Deferred rent	136,583	0
Due to affiliates	0	35,691

Total liabilities	1,303,543	1,239,682

Partners’ capital:
Wells Fund VIII	12,916,340	13,797,174
Wells Fund IX	10,655,027	11,381,653

Total partners’ capital	23,571,367	25,178,827

Total liabilities and partners’ capital	$24,874,910	$26,418,509

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$2,479,580	$2,466,165	$2,804,167
Reimbursement income	627,153	923,329	904,948
Equity in income of joint venture	511,492	477,061	285,006
Interest income	8,661	21,027	34,741
Other income	6,264	1,147	5,913

	3,633,150	3,888,729	4,034,775

Expenses:
Depreciation	1,059,308	1,059,308	1,167,145
Management and leasing fees	174,630	207,656	203,445
Joint Venture administration	56,380	47,608	47,482
Legal and accounting	28,554	15,133	14,500
Operating costs	663,959	744,504	867,566

	1,982,831	2,074,209	2,300,138

Net income	$1,650,319	$1,814,520	$1,734,637

Net income allocated to Wells Fund VIII	$904,320	$994,298	$950,525

Net income allocated to Wells Fund IX	$745,999	$820,222	$784,112

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund VIII	Wells Fund IX	Total Partners’ Capital
Balance, December 31, 1999	$15,281,716	$12,606,292	$27,888,008
Net income	950,525	784,112	1,734,637
Partnership distributions	(1,626,229)	(1,341,519)	(2,967,748)

Balance, December 31, 2000	14,606,012	12,048,885	26,654,897
Net income	994,298	820,222	1,814,520
Partnership distributions	(1,803,136)	(1,487,454)	(3,290,590)

Balance, December 31, 2001	13,797,174	11,381,653	25,178,827
Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

Balance, December 31, 2002	$12,916,340	$10,655,027	$23,571,367

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,650,319	$1,814,520	$1,734,637

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(511,492)	(477,061)	(285,006)
Amortization of deferred leasing costs	30,267	40,505	35,386
Depreciation	1,059,308	1,059,308	1,167,145
Changes in assets and liabilities:
Accounts receivable	93,805	(213,696)	78,307
Prepaid expenses and other assets, net	(2,337)	0	2,779
Accounts payable	12,530	3,825	4,821
Deferred rent	136,583	0	0
Due to affiliates	(35,691)	6,273	(1,129)

Total adjustments	782,973	419,154	1,002,303

Net cash provided by operating activities	2,433,292	2,233,674	2,736,940

Cash flows from investing activities:
Distributions received from joint venture	1,037,083	869,854	158,835

Cash flows from financing activities:
Distributions to joint venture partners	(3,307,340)	(3,083,997)	(2,936,037)

Net increase (decrease) in cash and cash equivalents	163,035	19,531	(40,262)
Cash and cash equivalents, beginning of year	845,779	826,248	866,510

Cash and cash equivalents, end of year	$1,008,814	$845,779	$826,248

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Real estate contributed to joint venture	$0	$0	$6,857,889

Partnership distributions payable	$862,236	$911,797	$705,204

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 10, 1996, Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) entered into a joint venture with Wells Real Estate Fund IX, L.P (“Wells Fund IX”) to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Wells Fund VIII and Wells Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land in Madison, Wisconsin, which was developed into a 101,727 rentable square foot, four-story office building known as the U.S. Cellular Building. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, known as the TCI Building, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417 square foot, two-story office building, known as the Matsushita Building, located in Orange County, California. On February 20, 1997, the Joint Venture purchased a 49,460 square foot, two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. On July 1, 2000, the Joint Venture contributed, at cost, the Quest Building (formerly the Matsushita Building) to Fund VIII-IX-REIT Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

Basis of Presentation

The Joint Venture does not control the operations of Fund VIII-IX-REIT Joint Venture. Accordingly, the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture, as further described in Note 4.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VIII and Wells Fund IX in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$67,786	$98,053
Other prepaids	2,337	0

Total	$70,123	$98,053

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $181,787 and $153,520 as of December 31, 2002 and 2001, respectively.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivable and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VIII and Wells Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund VIII and Wells Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Fund”), an affiliate of the general partners of Wells Fund VIII and Wells Fund IX. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $174,630, $207,656 and $203,445 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $56,380, $47,608 and $47,482, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII and Wells Fund IX are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.	RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases as of December 31, 2002 is as follows:

Year ending December 31:
2003	$2,544,616
2004	2,544,616
2005	2,544,616
2006	2,556,283
2007	1,830,535
Thereafter	5,228,432

$17,249,098

Four tenants contributed approximately 52%, 29%, 18%, and 14% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 42%, 35%, and 23% of future minimum rental income.

4.	INVESTMENT IN JOINT VENTURE

The following information summarizes the financial position of Fund VIII-IX-REIT Joint Venture as of December 31, 2002 and the results of operations for the years ended December 31, 2002, 2001 and 2000:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Fund VIII-IX— REIT Joint Venture	$7,202,350	$7,827,884	$304,684	$297,532	$6,897,666	$7,530,352	$5,808,502	$6,341,285

	Total Revenues			Net Income (Loss)			Joint Venture’s Share of Net Income (Loss)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Fund VIII-IX- REIT Joint Venture	$1,253,823	$1,216,355	$582,431	$607,402	$566,840	$309,893	$511,492	$477,061	$285,006

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
U.S. CELLULAR PROPERTY (a)	None	$833,942	$0	$10,055,562	$896,698	$9,992,806	$0	$10,889,504	$3,284,678	1997	06/17/96	20 to 25 years
AT&T –TEXAS PROPERTY (b)	None	650,000	0	4,016,866	677,914	3,988,952	0	4,666,866	1,050,011	1996	10/10/96	20 to 25 years
CIRRUS LOGIC PROPERTY (c)	None	881,840	6,182,710	402,096	928,974	6,537,672	0	7,466,646	1,691,366	1997	02/20/97	20 to 25 years

Total		$2,365,782	$6,182,710	$14,474,524	$2,503,586	$20,519,430	$0	$23,023,016	$6,026,055

(a) The U.S. Cellular Property consists of a four-story office building located in Madison, Wisconsin.

(b) The TCI Property consists of a one-story office building located in Farmers Branch, Texas.

(c) The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado.

(d) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$30,643,861	$3,495,138
2000 additions	0	1,167,145

BALANCE AT DECEMBER 31, 2000	30,643,861	4,662,283
2001 additions	0	1,059,308
2001 deletions	(7,620,845)	(754,844)

BALANCE AT DECEMBER 31, 2001	23,023,016	4,966,747
2002 additions	0	1,059,308

BALANCE AT DECEMBER 31, 2002	$23,023,016	$6,026,055

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII-IX-REIT Joint Venture:

We have audited the accompanying balance sheets of Fund VIII-IX-REIT Joint Venture, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for the years ended December 31, 2002 and 2001, and the period from July 1, 2000 (inception) through December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII-IX-REIT Joint Venture at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from July 1, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 18, 2003

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,220,993	$2,220,993
Building and improvements, less accumulated depreciation of $1,110,937 in 2002 and $649,436 in 2001	4,491,223	4,952,724

Total real estate assets	6,712,216	7,173,717
Cash and cash equivalents	281,228	297,533
Accounts receivable	109,170	164,835
Deferred leasing costs, net	99,736	191,799

Total assets	$7,202,350	$7,827,884

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$303,926	$296,856
Accounts payable	758	676

Total liabilities	304,684	297,532

Partners’ capital:
VIII and IX Associates	5,808,502	6,341,285
Wells OP	1,089,164	1,189,067

Total partners’ capital	6,897,666	7,530,352

Total liabilities and partners’ capital	$7,202,350	$7,827,884

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002 and 2001

and the Period From July 1, 2000 (Inception) Through

December 31, 2000

	2002	2001	2000
Revenues:
Rental income	$1,207,998	$1,207,995	$563,049
Reimbursement income	43,170	7,631	19,382
Interest income	2,655	729	0

	1,253,823	1,216,355	582,431

Expenses:
Depreciation	461,501	461,545	187,891
Management and leasing fees	145,382	142,735	54,395
Joint Venture administration	24,229	22,278	5,692
Operating costs	15,309	22,957	24,560

	646,421	649,515	272,538

Net income	$607,402	$566,840	$309,893

Net income allocated to VIII and IX Associates	$511,492	$477,061	$285,006

Net income allocated to Wells OP	$95,910	$89,779	$24,887

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002 and 2001 and

the Period from July 1, 2000 (Inception) Through

December 31, 2000

	VIII and IX Associates	Wells OP	Total Partners’ Capital
Balance, July 1, 2000 (inception)	$0	$0	$0
Net income	285,006	24,887	309,893
Partnership contributions	6,857,889	1,282,111	8,140,000
Partnership distributions	(307,895)	(30,447)	(338,342)

Balance, December 31, 2000	6,835,000	1,276,551	8,111,551
Net income	477,061	89,779	566,840
Partnership contributions	0	5,377	5,377
Partnership distributions	(970,776)	(182,640)	(1,153,416)

Balance, December 31, 2001	6,341,285	1,189,067	7,530,352
Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

Balance, December 31, 2002	$5,808,502	$1,089,164	$6,897,666

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002 and 2001

and the Period from July 1, 2000 (Inception) Through

December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$607,402	$566,840	$309,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461,501	461,545	187,891
Amortization of deferred leasing costs	92,063	92,065	38,360
Changes in assets and liabilities:
Accounts receivable	55,665	32,967	(197,802)
Accounts payable	82	676	0

Total adjustments	609,311	587,253	28,449

Net cash provided by operating activities	1,216,713	1,154,093	338,342

Cash flows from investing activities:
Investments in deferred leasing costs	0	0	(322,224)
Investment in real estate	0	(5,377)	(959,887)

Net cash (used in) investing activities	0	(5,377)	(1,282,111)

Cash flows from financing activities:
Contributions from joint venture partners	0	5,377	1,282,111
Distributions to joint venture partners	(1,233,018)	(1,027,224)	(167,678)

Net cash (used in) provided by financing activities	(1,233,018)	(1,021,847)	1,114,433

Net (decrease) increase in cash and cash equivalents	(16,305)	126,869	170,664
Cash and cash equivalents, beginning of period	297,533	170,664	0

Cash and cash equivalents, end of period	$281,228	$297,533	$170,664

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Real estate contribution received from joint venture partner	$0	$0	$6,857,889

Partnership distributions payable	$303,926	$296,856	$170,664

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In 1995, Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) and Wells Real Estate Fund IX, L.P. (“ Wells Fund IX”) entered into a joint venture agreement known as Fund VIII and Fund IX Associates (“VIII and IX Associates”). On June 15, 2000, VIII and IX Associates entered into a joint venture agreement with Wells Operating Partnership, L.P. (“Wells OP”) known as Fund VIII-IX-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Fund VIII and Wells Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was created for the purposes of developing, operating, and selling real properties. On July 1, 2000, VIII and IX Associates contributed the Quest Building to the Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. The Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements—(Continued)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to VIII and IX Associates and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Deferred Leasing Costs, net

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. As of December 31, 2002, deferred leasing costs, net, included accumulated amortization of $222,488 and $130,425, respectively.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VIII and Wells Fund IX, and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements—(Continued)

2.	RELATED-PARTY TRANSACTIONS

Wells Fund VIII and Wells Fund IX entered into property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VIII, Wells Fund IX, and Wells OP. In consideration for supervising the management of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells OP entered into a property management and leasing agreement with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of a newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $145,382, $142,735 and $54,395 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $24,229, $22,278 and $5,692, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII, Wells Fund IX, and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

Future minimum rental income due from the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements—(Continued)

Year ending December 31:
2003	$1,287,119
2004	107,260
Thereafter	0

$1,394,379

One tenant contributed 100% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute 100% of future minimum rental income.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
QUEST BUILDING (a)	None	2,108,304	5,120,835	594,014	2,220,993	5,602,160	0	7,823,153	1,110,937	1997	01/10/97	20 to 25 years

(a)	The Quest Building consists of a two-story office building located in Irvine, California.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$6,857,889	$0
2000 additions	959,887	187,891

BALANCE AT DECEMBER 31, 2000	7,817,776	187,891
2001 additions	5,377	461,545

BALANCE AT DECEMBER 31, 2001	7,823,153	649,436
2002 additions	0	461,501

BALANCE AT DECEMBER 31, 2002	$7,823,153	$1,110,937

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.