Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2003-05-12
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                          to

Commission file number 0-27888

WELLS REAL ESTATE FUND VIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒ No  ☐

FORM 10-Q

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$19,900,695	$20,317,188
Cash and cash equivalents	256,464	53,894
Due from Joint Ventures	779,756	899,332

Total assets	$20,936,915	$21,270,414

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$681,130	$679,812
Accounts payable	21,794	14,735

Total liabilities	702,924	694,547

Partners’ capital:
Limited partners:
Class A—2,867,915 units and 2,862,365 units as of March 31, 2003 and December 31, 2002, respectively	20,233,991	20,575,867
Class B—335,354 units and 340,904 units as of March 31, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	20,233,991	20,575,867

Total liabilities and partners’ capital	$20,936,915	$21,270,414

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures	$363,262	$313,233
Interest income	441	1,076

	363,703	314,309

EXPENSES:
Partnership administration	19,554	12,905
Legal and accounting	3,442	10,714
Other general and administrative	1,453	2,264

	24,449	25,883

NET INCOME	$339,254	$288,426

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$339,254	$288,426

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.10

NET INCOME PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.24	$0.24

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,867,915	2,811,549

CLASS B	335,354	391,720

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,806,519	$22,003,302	396,750	$0	$22,003,302
Net income	0	1,265,197	0	0	1,265,197
Partnership distributions	0	(2,692,632)	0	0	(2,692,632)
Class B conversion elections	55,846	0	(55,846)	0	0

BALANCE, December 31, 2002	2,862,365	20,575,867	340,904	0	20,575,867
Net income	0	339,254	0	0	339,254
Partnership distributions	0	(681,130)	0	0	(681,130)
Class B conversion elections	5,550	0	(5,550)	0	0

BALANCE, March 31, 2003 (unaudited)	2,867,915	$20,233,991	335,354	$0	$20,233,991

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$339,254	$288,426
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(363,262)	(313,233)
Change in assets and liabilities:
Accounts payable	7,059	427

Net cash used in operating activities	(16,949)	(24,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	899,331	804,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(679,812)	(684,091)

NET INCREASE IN CASH AND CASH EQUIVALENTS	202,570	95,593

CASH AND CASH EQUIVALENTS, beginning of period	53,894	28,901

CASH AND CASH EQUIVALENTS, end of period	$256,464	$124,494

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$779,756	$641,372

Partnership distributions payable	$681,130	$667,794

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following 8 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII, and VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII-Fund VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

Fund VIII and Fund IX Associates (“Fund VIII-Fund IX Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P.

5. US Cellular Building

A four-story office building located in Madison, Wisconsin

6. AT&T-TX Building

A one-story office building located in Boulder County, Colorado

7. Cirrus Logic Building

A two-story office building lacated in Boulder County, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	— Fund VIII and Fund IX Associates. — Wells Operating Partnership, L.P.*	8. Quest Building A two-story office building located in Orange County, California**

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

**	The Quest Building was owned by Fund VIII-Fund IX Associates through June 30, 2000 and transferred to Fund VIII-IX-REIT Associates on July 1, 2001.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third-party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII Associates recognized a gain of approximately $18,000, of which approximately $6,000 was allocated to the Partnership.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the Unitd States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distributions of Net Cash From Operations

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

(e) Distribution of Sales Proceeds

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

(a) Basis of Presentation

The Partnership owned interests in eight properties as of March 31, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information on investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund VII-Fund VIII Associates	$336,016		$342,216		$74,374	$48,876	$47,127	$30,963
Fund VI-VII-VIII Associates	714,580		723,026		241,000	235,211	77,974	76,102
Fund VIII-Fund IX Associates	931,180	*	870,244	*	434,626	376,242	238,161	206,168

	$1,981,776		$1,935,486		$750,000	$660,329	$363,262	$313,233

*       The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund VIII-IX-REIT Associates	$311,939		$324,680		$136,224	$160,696	$62,852	$74,145

*       The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $114,469 and $123,762, respectively.

Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $14,000 and $11,299, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $363,703 and $314,309 for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted from the corresponding change in equity in income of joint ventures described below.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to the increase in gross revenues generated by Fund VIII-Fund IX Associates as a result of adjustments to 2002 operating expense reimbursement billings to tenants of the US Cellular and Cirrus Logic Buildings, which were recorded in the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest decreased in 2003, as compared to 2002, primarily due to the following non-recurring items: (i) reserving doubtful accounts receivable due from tenants at the Hannover Building in the first quarter of 2002 and (ii) HVAC and plumbing repairs expended for the BellSouth Building during the first quarter of 2002, offset by (iii) changing independent auditors in 2002.

Expenses

Expenses of the Partnership remained relatively stable at $24,449 and $25,883 for the three months ended March 31, 2003 and 2002, respectively. A decrease in legal and accounting fees resulting from adjustments recorded in the first quarter of 2002 to estimated accruals for 2001 year end audit fees is largely offset by an increase in administrative salaries allocated to the Partnership in connection with evaluating various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during the first quarter of 2003.

As a result, net income of the Partnership was $339,254 and $288,426 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $(16,949) and $(24,380) for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease in operating cash flows used is primarily attributable to a change in the timing of payments of administrative salaries and bank fees in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $899,331 and $804,064 for the three months ended March 31, 2003 and 2002, respectively. Cash provided by investing activities increased in 2003 from 2002 primarily due to the receipt of proceeds from Fund VI-VII-VIII Associates in 2003 for the sale of an out parcel of land at Tanglewood Commons in the fourth quarter of 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities remained relatively stable at $(679,812) for the three months ended March 31, 2003, as compared to $(684,091) for the three months ended March 31, 2002.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.24 per unit for the quarters ended March 31, 2003 and 2002. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No cash distributions were made to Limited Partners holding Class B Units.

Sales Proceeds

Rather than distributing net sales proceeds to the limited partners, the Partnership’s share of the net proceeds generated from the sale of the outparcel of land at Tanglewood Commons will be held in reserve as the General Partners evaluate the projected capital needs of the Partnership’s investments, as well as the impact to the limited partners of the potential investment in an expansion of Tanglewood Commons. Upon completing such evaluation, the General Partners anticipate distributing the unused portion of the reserves to the partners in accordance with the terms of the Partnership Agreement during 2003.

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

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to a due diligence period of 90 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III-IV Associates	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V-VI Associates	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI-VII Associates	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d) Related Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the general partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc.. or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002