Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2003-08-08
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$19,605,085	$20,317,188
Due from Joint Ventures	770,068	899,332
Cash and cash equivalents	222,585	53,894

Total assets	$20,597,738	$21,270,414

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$682,317	$679,812
Accounts payable	10,439	14,735

Total liabilities	692,756	694,547

Partners’ capital:
Limited partners:
Class A—2,872,915 units and 2,862,365 units as of June 30, 2003 and December 31, 2002, respectively	19,904,982	20,575,867
Class B—330,354 units and 340,904 units as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	19,904,982	20,575,867

Total liabilities and partners’ capital	$20,597,738	$21,270,414

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity earnings of Joint Ventures	$387,278	$303,792	$750,540	$617,024
Other income	425	0	867	1,076

	387,703	303,792	751,407	618,100

EXPENSES:
Legal and accounting	4,636	2,923	8,079	10,823
Partnership administration	24,878	18,257	44,432	33,975
Other general and administrative	4,883	1,930	6,336	4,194

	34,397	23,110	58,847	48,992

NET INCOME	$353,306	$280,682	$692,560	$569,108

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$353,306	$280,682	$692,560	$569,108

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.10	$0.24	$0.20

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.24	$0.24	$0.47	$0.47

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,872,915	2,815,468	2,870,415	2,813,508

CLASS B	330,354	387,801	332,854	389,761

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,806,519	$22,003,302	396,750	$0	$22,003,302
Net income	0	1,265,197	0	0	1,265,197
Partnership distributions	0	(2,692,632)	0	0	(2,692,632)
Class B conversion elections	55,846	0	(55,846)	0	0

BALANCE, December 31, 2002	2,862,365	20,575,867	340,904	0	20,575,867
Net income	0	692,560	0	0	692,560
Partnership distributions	0	(1,363,445)	0	0	(1,363,445)
Class B conversion elections	10,550	0	(10,550)	0	0

BALANCE, June 30, 2003 (unaudited)	2,872,915	$19,904,982	330,354	$0	$19,904,982

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$692,560	$569,108
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(750,540)	(617,024)
Change in assets and liabilities:
Accounts payable	(4,296)	(4,143)

Net cash used in operating activities	(62,276)	(52,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	1,591,907	1,445,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,360,940)	(1,351,835)

NET INCREASE IN CASH AND CASH EQUIVALENTS	168,691	41,542

CASH AND CASH EQUIVALENTS, beginning of period	53,894	28,901

CASH AND CASH EQUIVALENTS, end of period	$222,585	$70,443

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$770,068	$647,572

Partnership distributions payable	$682,317	$668,673

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. (“Wells Partners”), a Georgia nonpublic limited partnership (the “General Partners”). Upon subscription, limited partners elect to have their units treated as either Class A units or Class B units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following eight properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII-Fund VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

Joint Venture	Joint Venture Partners	Properties

Fund VIII and Fund IX Associates (“Fund VIII-Fund IX Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P.

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

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to Truliant Federal Credit Union, an unrelated third party, for a gross sales price of $558,570. As a result of this sale, Fund VI-VII-VIII Associates recognized a gain of approximately $18,000, of which approximately $6,000 was allocated to the Partnership.

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

(c) Allocations of Net Income, Net Loss, and Gain on Sale

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

(a) Basis of Presentation

The Partnership owned interests in eight properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information on investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund VII-Fund VIII Associates	$318,957		$319,046		$75,081	$32,608	$47,574	$20,657
Fund VI-VII-VIII Associates	704,521		676,933		259,935	214,170	84,101	69,294
Fund VIII-Fund IX Associates	941,792	*	904,386	*	466,457	390,244	255,603	213,841

	$1,965,270		$1,900,365	(1)	$801,473	$637,022	$387,278	$303,792

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund VII-Fund VIII Associates	$654,974		$661,262		$149,455	$81,484	$94,701	$51,619
Fund VI-VII-VIII Associates	1,419,101		1,399,958		500,935	449,381	162,076	145,396
Fund VIII-Fund IX Associates	1,872,971	*	1,774,630	*	901,083	766,487	493,763	420,009

	$3,947,046		$3,835,850	(2)	$1,551,473	$1,297,352	$750,540	$617,024

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $497,360 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $1,000,538 as revenues for the six months ended June 30, 2002, which has no impact on net income.

The following information summarizes the operations of the joint venture in which Fund VIII-Fund IX Associates held an ownership interest for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003		June 30, 2002
Fund VIII-IX-REIT Associates	$309,840	$310,228	(1)	$141,531	$147,999	$65,302	*	$68,287	*

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003		June 30, 2002
Fund VIII-IX-REIT Associates	$621,780	$634,908	(2)	$277,755	$308,694	$128,156	*	$142,431	*

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $7,605 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $29,351 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $131,976 and $111,420 for the three months ended June 30, 2003 and 2002, respectively, and $241,106 and $233,785 for the six months ended June 30, 2003 and 2002, respectively.

(b) Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,158 and $9,284 for the three months ended June 30, 2003 and 2002, respectively, and $27,158 and $20,583 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services. The Joint Ventures reimbursed $43,065 and $38,298 for the three months ended June 30, 2003 and 2002, respectively, and $76,751 and $68,665 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c) Conflicts of Interest

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

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $387,703 and $303,792 for the three months ended June 30, 2003 and 2002, respectively, and $751,407 and $618,100 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 resulted from the corresponding change in equity in income of Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) downward adjustments to 2001 operating expense reimbursement billings to tenants of the US Cellular and Cirrus Logic Buildings, which were recorded in the first quarter of 2002; (ii) downward adjustments to 2001 operating expense reimbursement billings to tenants of the BellSouth Building, which were recorded in the second quarter of 2002; and (iii) an increase in operating expense reimbursement income in 2003, as compared to 2002, for the US Cellular Building. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the Joint Ventures decreased in 2003, as compared to 2002, primarily due to the following non-recurring items: (i) reserving doubtful accounts receivable due from tenants at Hannover during the first quarter of 2002; (ii) HVAC and plumbing repair costs for the BellSouth Building incurred during the first half of 2002; (iii) a decrease in depreciation expense recognized for the US Cellular Building, as the majority of tenant improvement costs became fully depreciated during the second half of 2002; and (iv) a decrease in depreciation expense recognized for Hannover Center as a result of classifying this property as held for sale and ceasing depreciation effective March 18, 2003 (See Contracts Obligations and Commitments section for additional information).

Expenses

Total expenses of the Partnership were $34,397 and $23,110 for the three months ended June 30, 2003 and 2002, respectively, and $58,847 and $48,992 for the six months ended June 30, 2003 and 2002, respectively. These increases primarily resulted an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003. Increases in partnership administration costs are also attributable to the evaluation of various re-leasing and liquidation strategies for the Partnership’s portfolio of properties during the first six months of 2003.

Net Income

As a result, net income of the Partnership was $353,306 and $280,682 for the three months ended June 30, 2003 and 2002, respectively and $692,560 and $569,108 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $(62,276) and $(52,059) for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in operating cash flows used is primarily attributable to the increase in partnership administration costs described in the previous section.

Cash Flows From Investing Activities

Net cash flows from investing activities was $1,591,907 and $1,445,436 for the six months ended June 30, 2003 and 2002, respectively. Cash provided by investing activities increased in 2003 from 2002 primarily due to the receipt of net sales proceeds from Fund VI-VII-VIII Associates in January 2003 from the sale of an outparcel of land at Tanglewood Commons on October 7, 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities remained relatively stable at $(1,360,940) for the six months ended June 30, 2003, as compared to $(1,351,835) for the six months ended June 30, 2002.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.24 per unit for the quarters ended June 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to the limited partners holding Class B Units.

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

Contract Obligations and Commitments

On March 18, 2003, four Wells affiliated joint ventures (collectively, the “Seller”, defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties”, defined below) located in Stockbridge, Georgia to an unrelated third-party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period of 150 days, during which the Purchaser has the right to terminate the Agreement. Accordingly, there are no assurances that this sale will close.

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

(d) Related Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002