Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2003-11-07
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                to

Commission file number 0-27888

WELLS REAL ESTATE FUND VIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250 Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	(unaudited) September 30,	December 31,
	2003	2002
ASSETS:
Investments in Joint Ventures	$19,291,637	$20,317,188
Due from Joint Ventures	841,802	899,332
Cash and cash equivalents	202,009	53,894

Total assets	$20,335,448	$21,270,414

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$683,671	$679,812
Accounts payable	11,508	14,735

Total liabilities	695,179	694,547

Partners’ capital:
Limited partners:
Class A—2,878,615 units and 2,862,365 units as of September 30, 2003 and December 31, 2002, respectively	19,640,269	20,575,867
Class B—324,654 units and 340,904 units as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	19,640,269	20,575,867

Total liabilities and partners’ capital	$20,335,448	$21,270,414

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Equity income of Joint Ventures	$441,131	$364,325	$1,191,671	$981,349
Other income	437	251	1,304	1,327

	441,568	364,576	1,192,975	982,676

EXPENSES:
Legal and accounting	278	793	8,357	11,617
Partnership administration	21,243	19,133	65,676	53,107
Other general and administrative	1,089	2,082	7,424	6,276

	22,610	22,008	81,457	71,000

NET INCOME	$418,958	$342,568	$1,111,518	$911,676

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$418,958	$342,568	$1,111,518	$911,676

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.15	$0.12	$0.39	$0.32

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.24	$0.24	$0.71	$0.71

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,878,615	2,848,218	2,873,148	2,825,078

CLASS B	324,654	355,051	330,121	378,191

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	2,806,519	$22,003,302	396,750	$0	$0	$22,003,302
Net income	0	1,265,197	0	0	0	1,265,197
Partnership distributions	0	(2,692,632)	0	0	0	(2,692,632)
Class B conversion elections	55,846	0	(55,846)	0	0	0

BALANCE, December 31, 2002	2,862,365	20,575,867	340,904	0	0	20,575,867
Net income	0	1,111,518	0	0	0	1,111,518
Partnership distributions	0	(2,047,116)	0	0	0	(2,047,116)
Class B conversion elections	16,250	0	(16,250)	0	0	0

BALANCE, September 30, 2003 (unaudited)	2,878,615	$19,640,269	324,654	$0	$0	$19,640,269

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,111,518	$911,676
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,191,671)	(981,349)
Change in assets and liabilities:
Accounts payable	(3,227)	3,988

Net cash used in operating activities	(83,380)	(65,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,274,752	2,093,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(2,043,257)	(2,020,508)

NET INCREASE IN CASH AND CASH EQUIVALENTS	148,115	6,815
CASH AND CASH EQUIVALENTS, beginning of period	53,894	28,901

CASH AND CASH EQUIVALENTS, end of period	$202,009	$35,716

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$841,802	$718,781

Partnership distributions payable	$683,671	$676,452

See accompanying notes

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. (“Wells Partners”), a Georgia non-public limited partnership (the “General Partners”). Upon subscription, limited partners elect to have their units treated as either Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995 upon receiving and accepting subscriptions for 125,000 units. The Partnership terminated this offering on January 4, 1996 upon receiving gross proceeds of $32,042,689, representing subscriptions for approximately 2,613,534 Class A Units and 590,735 Class B Units held by 1,939 and 302 limited partners, respectively. In March 1997, the Partnership repurchased 1,000 limited partner units.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 4. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII-Fund VIII Associates”)	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

Joint Venture	Joint Venture Partners	Properties

Fund VIII and Fund IX Associates (“Fund VIII-Fund IX Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P.

5. US Cellular Building

A four-story office building located in Madison, Wisconsin

6. AT&T-TX Building

A one-story office building located in Boulder County, Colorado

7. Cirrus Logic Building

A two-story office building located in Boulder County, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	— Fund VIII and Fund IX Associates. — Wells Operating Partnership, L.P.*	8. Quest Building A two-story office building located in Orange County, California**

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

**	The Quest Building was owned by Fund VIII-Fund IX Associates through September 30, 2000 and transferred to Fund VIII-IX-REIT Associates on July 1, 2001.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On October 7, 2002, Fund VI-VII-VIII Associates sold an out parcel of land at Tanglewood Commons to an unrelated third party for a gross selling price of $558,570. As a result of this sale, net sales proceeds of approximately $170,000 and gain of approximately $6,000 were allocated to the Partnership.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Class B Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners holding units, which at any time have been treated as Class B Units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their preferential limited partners’ return (defined as the sum of a 10% per annum cumulative return on net Capital Contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net Capital Contributions for all periods during which the units were treated as Class B Units)

•	To the General Partners until they have received 100% of their Capital Contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net Capital Contributions plus their preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information on investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund VII-Fund VIII Associates	$311,711		$332,082		$131,821	$68,150	$83,526	$43,173
Fund VI-VII-VIII Associates	715,543		706,034		294,844	251,378	95,396	81,332
Fund VIII-Fund IX Associates	959,774	*	924,967	*	478,512	437,654	262,209	239,820

	$1,987,028		$1,963,083	(1)	$905,177	$757,182	$441,131	$364,325

*	The Partnership’s share of income earned from its investment in Fund VIII-Fund IX-REIT Associates is recorded by Fund VIII- IX Associates as equity in income of joint ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $399,714 as revenues for the three months ended September 30, 2002, which has no impact on net income.

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund VII-Fund VIII Associates	$966,684		$993,344		$281,275	$149,634	$178,228	$94,792
Fund VI-VII-VIII Associates	2,158,494		2,106,192		795,779	700,759	257,471	226,728
Fund VIII-Fund IX Associates	2,832,745	*	2,699,596	*	1,379,595	1,204,141	755,972	659,829

	$5,957,923		$5,799,132	(2)	$2,456,649	$2,054,534	$1,191,671	$981,349

*	The Partnership’s share of income earned from its investment in Fund VIII-Fund IX-REIT Associates is recorded by Fund VIII- IX Associates as equity in income of joint ventures, which is classified as revenue.

(2)	Amounts have been restated to reflect tenant reimbursements of $1,140,325 aas revenues for the nine months ended September 30, 2002, which has no impact on net income.

The following information summarizes the operations of the joint venture in which Fund VIII-Fund IX Associates held an ownership interest for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003		2002
Fund VIII-IX-REIT Associates	$309,840	$310,265	(3)	$138,323	$152,672	$63,822	*	$70,443	*

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003		2002
Fund VIII-IX-REIT Associates	$931,620	$945,173	(4)	$416,078	$461,366	$191,978	*	$212,874	*

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-Fund IX Associates as equity in income of joint ventures, which is classified as revenue.

(3)	Amounts have been restated to reflect tenant reimbursements of $8,265 as revenues for the three months ended September 30, 2002, which has no impact on net income.

(4)	Amounts have been restated to reflect tenant reimbursements of $39,174 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management, management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $114,082 and $109,991 for the three months ended September 30, 2003 and 2002, respectively, and $325,560 and $329,780 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $13,750 and $13,284 for the three months ended September 30, 2003 and 2002, respectively, and $40,908 and $33,868 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $42,672 and $27,833 for the three months ended September 30, 2003 and 2002, respectively, and $119,422 and $96,499 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Gross Revenues

Gross revenues of the Partnership were $441,568 and $364,576 for the three months ended September 30, 2003 and 2002, respectively, and $1,192,975 and $982,676 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase resulted from the corresponding change in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures increased in 2003, as compared to 2002, primarily due to (i) downward adjustments to 2001 operating expense reimbursement billings to tenants of the US Cellular Building and Cirrus Logic Building, which were recorded in the first quarter of 2002, and (ii) downward adjustments to 2001 operating expense reimbursement billings to tenants of the BellSouth Building, which were recorded in the second quarter of 2002, partially offset by the decline in occupancy of the CH2M Hill Property during the second quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2003, as compared to 2002, primarily due to the following items: (i) reserving doubtful accounts receivable due from tenants at Hannover Center during the first quarter of 2002; (ii) HVAC and plumbing repair costs for the BellSouth Building incurred during the first half of 2002; (iii) a decrease in depreciation expense recognized for the US Cellular Building, as the majority of tenant improvement costs became fully depreciated during the second half of 200; and (iv) a decrease in depreciation expense recognized for Hannover Center as a result of classifying this property as held for sale effective March 18, 2003 (See Contractual Obligations and Commitments section for additional information).

As a result of the increase in gross revenues and decrease in expenses of the Joint Ventures described above, equity in income of Joint Ventures increased to $441,131 from $364,325 for the three months ended September 30, 2003 and 2002, respectively, and to $1,191,671 from $981,349 for the nine months ended September 30, 2003 and 2002, respectively.

Expenses

Total expenses of the Partnership were relatively stable at $22,610 and $22,008 for the three months ended September 30, 2003 and 2002, respectively, and increased to $81,457 from $71,000 for the nine months ended September 30, 2003 and 2002, respectively. The overall increase is primarily attributable to an increase in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Net Income

As a result of factors described above, net income of the Partnership was $418,958 and $342,568 for the three months ended September 30, 2003 and 2002, respectively, and $1,111,518 and $911,676 for the nine months ended September 30, 2003 and 2002, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(83,380) and $(65,685) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase in cash flows used is primarily attributable to (i) the increase in Partnership administration costs described in the previous section, and (ii) a change in the timing of paying accounts payable in 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities increased to $2,274,752 from $2,093,008 for the nine months ended September 30, 2003 and 2002, respectively, primarily due to the receipt of net sales proceeds from Fund VI-VII-VIII Associates in January 2003 from the sale of an outparcel of land at Tanglewood Commons in the fourth quarter of 2002.

Cash Flows From Financing Activities

Net cash flows from financing activities, which represent distributions to partners, remained relatively stable at $(2,043,257) for the nine months ended September 30, 2003, as compared to $(2,020,508) for the nine months ended September 30, 2002.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.24 and $0.24 per unit for the quarters ended September 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. Distributions accrued to the limited partners holding Class A Units for the third quarter of 2003 were paid in November 2003. No cash distributions were made to the limited partners holding Class B Units.

Sales Proceeds

The sale of the outparcel of land at Tanglewood Commons generated total net sales proceeds of approximately $170,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $170,000 will be required to pursue the potential expansion of Tanglewood Commons. Thus, no net sales proceeds will be distributed to the limited partners at this time. The General Partners will continue to monitor the Partnership’s capital needs and will reevaluate the availability of net sale proceeds for distribution to the limited partners going forward and as additional properties are sold.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In 2004, the General Partners anticipate funding 2004 re-leasing costs through Fund VIII-IX-REIT Associates related to the January 31, 2004 expiration of the Quest Building lease.

Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sales price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid a fully refundable earnest money deposit of $250,000 to the designated escrow agent. This transaction is currently subject to an extended due diligence period expiring on February 22, 2004. Accordingly, there are no assurances that this sale will close.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates (“Fund III-IV Associates”)	— Wells Real Estate Fund III, L.P. — Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia
Fund V and Fund VI Associates (“Fund V-VI Associates”)	— Wells Real Estate Fund V, L.P. — Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund VI and Fund VIII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia

Fund VI and Fund VIII Associates (“Fund VI-VII Associates”)	— Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	— Wells Real Estate Fund VII, L.P. — Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(d)	Related Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the General Partner of Wells Partners, L.P., and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

There were no significant changes in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

November 7, 2003	/s/ DOUGLAS P. WILLIAMS
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