Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2004-03-25
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

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

Securities registered pursuant to Section 12(b) of the Act:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund VIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease up-costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc. its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (“General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on January 4, 1996. The offering was terminated on January 4, 1996 at which time the Partnership had sold approximately 2,613,534 Class A Units and 590,735 Class B Units representing capital contributions of $32,042,689 from investors who were admitting to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently in the latter stages of the holding phase and entering into the positioning-for-sale phase. Accordingly, the Partnership is focusing significant resources on managing the portfolio and locating suitable replacement tenants for properties owned through affiliated joint ventures.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, during the positioning for sale phase, the Partnership will be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing costs associated with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

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

During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below (the “Joint Ventures”):

			Occupancy % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2003	2002	2001	2000	1999
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P	1. BellSouth Building A four-story office building located in Jacksonville, Florida	100%	100%	100%	100%	100%
Associates”)	.	2. Tanglewood Commons* A retail center in Clemmons, North Carolina	99%	99%	100%	100%	91%

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia	100%	100%	100%	100%	100%
		4. CH2M Hill Building An office building located in Gainesville, Florida	92%	100%	100%	100%	100%

Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin	100%	100%	100%	100%	100%
		6. AT&T-TX Building A one-story office building located in Farmer’s Branch, Texas	100%	100%	100%	100%	100%
		7. Cirrus Logic Building A two-story office building located in Broomfield County, Colorado	100%	100%	100%	100%	100%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII-IX Associates • Wells Operating Partnership, L.P.**	8. Quest Building A two-story office building located in Orange County, California	100%	100%	100%	100%	100%

*	An outparcel of this property was sold in October 2002.

**	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells Real Estate Investment Trust, Inc. is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in Joint Ventures are recorded using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during the following ten years for all properties in which the partnership owned an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership’s Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004(1)	3	71,606	$1,402,119	$631,079	16.4%	21.1%
2005(2)	4	68,117	696,843	418,348	15.6	10.5
2006(3)	3	96,371	1,738,070	587,096	22.1	26.1
2007(4)	6	107,976	1,463,959	778,032	24.8	22.0
2008	1	1,720	31,648	20,052	0.4	0.5
2009	1	1,050	19,162	6,199	0.2	0.3
2011(5)	1	40,000	482,001	264,137	9.2	7.3
2012(6)	1	49,460	807,984	442,774	11.3	12.2

	20	436,300	$6,641,786	$3,147,717	100%	100%

(1)	Expiration of approximately 65,000 square feet (Quest lease).
(2)	Expiration of approximately 57,500 square feet (CH2M Hill lease).
(3)	Expiration of approximately 69,400 square feet (BellSouth lease).
(4)	Expiration of approximately 101,700 square feet (US Cellular lease).
(5)	Expiration of AT&T-TX lease.
(6)	Expiration of Cirrus Logic lease.

The Joint Ventures and the properties in which the Partnership owned an interest during the periods presented are further described below:

Fund VI-VII-VIII Associates

On April 17, 1995, Fund VI-VII-VIII Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2003, the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned approximately 32%, 34%, and 33%, respectively, in the following two properties based on their respective cumulative capital contributions to Fund VI-VII-VIII Associates:

BellSouth Building

On April 25, 1995, Fund VI-VII-VIII Associates purchased a 5.55-acre parcel of land in Jacksonville, Florida for the purpose of developing an office building. Upon completing the construction of an approximately 92,000-square- foot office building in May 1996, BellSouth Advertising and Publishing Corporation (“BellSouth”), a subsidiary of BellSouth Company, took occupancy of approximately 66,000 square feet and American Express Travel Related Services Company, Inc. (“American Express”) took occupancy of approximately 23,000 square feet. BellSouth took occupancy of an additional approximate 3,000 square feet in December 1996.

The BellSouth lease is for a term of nine years and eleven months with an option to extend for an additional five-year period at the currently prevailing market rate. The annual base rent payable during the initial term is

$1,094,426 for the first five years and $1,202,034 for the balance of the initial lease term. The original American Express lease was for a term of five years with an annual base rent of $369,851 and expired in June 2001. American Express renewed its lease for five years at an annual base rent of $405,117 for the first year, with a cumulative three percent escalation each year thereafter. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

The average effective annual rental rate per square foot at the BellSouth Building was $17.14 for 2003, $16.99 for 2002, $16.65 for 2001, and $16.36 for 2000 and 1999.

Tanglewood Commons

On May 31, 1995, Fund VI-VII-VIII Associates purchased a 14.683-acre tract of real property located in Clemmons, Forsyth County, North Carolina. Fund VI-VII-VIII Associates constructed a strip-mall shopping center building containing approximately 67,320 gross square feet on a 12.48-acre tract of land. The remaining 2.2 acre portion of the property consists of four outparcels which have been graded and held for future development or resale.

In February 1997, Harris Teeter, Inc. (“Harris Teeter”), a regional supermarket chain, executed a lease for a minimum of approximately 45,000 square feet with an initial term of twenty years with extension options of four successive five-year periods with the same terms as the initial lease. The annual base rent during the initial term is $488,250. In addition, Harris Teeter has agreed to pay percentage rents equal to one percent of the amount by which Harris Teeter’s gross sales exceed $35,000,000 for any lease year.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross sales price of $558,570. As a result of this sale, a gain of approximately $4,226 and net proceeds of $169,643 were attributable to the Partnership.

The average effective annual rental rate per square foot at Tanglewood Commons was $12.90 for 2003, $12.85 for 2002, $13.02 for 2001, $12.53 for 2000, and $11.48 for 1999.

Fund VII-VIII Associates

On February 10, 1995, Fund VII-VIII Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2003, the Partnership and Wells Real Estate Fund VII, L.P. owned approximately 63% and 37%, respectively, of the following two properties based on their respective cumulative capital contributions to Fund VII-VIII Associates:

CH2M Hill Building

The Partnership made an initial contribution to Fund VII-VIII Associates of approximately $678,000, which constituted the total purchase price and all other acquisition and development costs related to the purchase of a 5-acre parcel of land in Gainesville, Alachua County, Florida. Construction of an approximately 63,000-square-foot office building containing approximately 61,000 rentable square feet was completed in December 1995 and became known as the CH2M Hill Building.

In December 1995, Fund VII-VIII Associates entered into a nine-year and eleven-month lease with CH2M Hill to occupy 57,460 square feet, including one option to extend the term for an additional five-year period. The annual base rent is payable at $530,313 during the initial term, and at the currently prevailing market rate during the extended term.

The average effective annual rental rate per square foot at the CH2M Hill Building was $8.74 for 2003, $9.23 for 2002, and $9.37 for 2001, 2000, and 1999.

Hannover Center

In April 1996, the Partnership contributed 1.01 acres of land located in Clayton County, Georgia and improvements thereon to Fund VII-VIII Associates for the development of an approximately 12,000-square-foot, single-story combination retail center.

In December 2000, Fund VII-VIII Associates entered into a five-year lease with Mattress King, a mattress retail store, to occupy approximately 6,000 square feet (or approximately 50%) of the premises. The annual base rent payable under the Mattress King lease was $88,795 for the first three years, and $91,805 for the last two years. The Mattress King lease will expire in December 2005. Two additional tenants, Norwest Financial and Prudential Realty, occupy the remaining space at this property (approximately 50%) under leases, which expire in October 2008 and October 2006, respectively.

The average effective annual rental rate per square foot at Hannover Center was $16.51 for 2003, $16.35 for 2002, $13.68 for 2001, $9.15 for 2000, and $15.97 for 1999.

Fund VIII-IX Associates

On June 10, 1996, Fund VIII-IX Associates was formed for the purpose of developing, owning, owning and operating commercial properties. As of December 31, 2003, the Partnership and Wells Real Estate Fund IX, L.P. owned approximately 55% and 45%, respectively, of the following three properties based on their respective cumulative capital contributions to Fund VIII-IX Associates:

US Cellular Building

On June 17, 1996, Fund VIII-IX Associates purchased a 7.09-acre tract of real property in Madison, Dane County, Wisconsin for the purpose of developing an office building. Construction was completed on a four-story office building containing approximately 101,700 rentable square feet.

In June 1997, US Cellular, a subsidiary of BellSouth Corporation, took occupancy of approximately 76,000 rentable square feet, comprising approximately 75% of the building. The initial term of this lease is nine years and eleven months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 for the first five years and $1,016,822 for the last four years and eleven months of the initial term. The annual base rent for each extended term will be assessed at the respective currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease approximately 25,000 additional square feet of space vacated by American Family in October 2001. As a result, US Cellular currently occupies 100% of the building and pays rent according to the terms and conditions of their original lease.

The average effective annual rental rate per square foot at the US Cellular Building was $12.76 for 2003, $12.76 for 2002, $12.47 for 2001, and $12.60 for 2000 and 1999.

AT&T-TX Building

On October 10, 1996, Fund VIII-IX Associates purchased a one-story office building containing approximately 40,000 rentable square feet located on 4.864 acres of land in Farmer’s Branch, Dallas County, Texas.

The AT&T-TX Building is leased to AT&T Wireless Texas for a period of fifteen years beginning on July 19, 1996 with options to extend the lease for three consecutive five-year periods. Annual base rent is payable at $430,001 during the first five years, $454,001 during the next five years, and $482,001 during the last five years. Under this lease, AT&T Wireless Texas is responsible for all operating expenses and real estate taxes.

The average effective annual rental rate per square foot at the AT&T-TX Building was $11.39 for 2003, $11.39 for 2002, $11.48 for 2001, $11.38 for 2000 and 1999.

Cirrus Logic Building

On February 20, 1997, Fund VIII-IX Associates acquired a 4.26-acre tract of real property located in Broomfield County, Colorado, on which a two-story office building containing approximately 49,500 rentable square feet was constructed as part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development-oriented companies. Construction was substantially completed in March 1997, upon which Cirrus Logic, Inc. took occupancy of the entire building.

The Cirrus Logic lease commenced on March 17, 1997 and provides for a term of fifteen years with annual base rent initially payable at $667,755. The annual base rent will be increased by 10% beginning the sixth year of the lease and by another 10% beginning the eleventh year of the lease. Cirrus Logic has the option to renew the lease for two consecutive five-year periods. The base rent payable during any such extended term would be assessed at 95% of the respective currently prevailing market rental rates for comparable office buildings in the Boulder County area. Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, other operating expenses, and for maintaining property and liability insurance on the Cirrus Logic Building. Fund VIII-IX Associates shall maintain, for its own benefit, liability insurance for the Cirrus Logic Building, as well as insurance for fire and vandalism.

The average effective annual rental rate per square foot at the Cirrus Logic Building was $14.88 for 2003, $14.67 for 2002, and $14.92 for 2001, 2000, and 1999.

Fund VIII-IX-REIT Associates

On January 10, 1997, Fund VIII-IX Associates acquired a two-story office building containing approximately 65,000 rentable square feet on a 4.4-acre tract of land located at 15253 Bake Parkway within the Irvine Spectrum planned business community in metropolitan Orange County, California, known as the Quest Building. The total consideration paid for the building was approximately $7,465,000, including acquisition and closing costs.

On June 15, 2000, a joint venture was formed between Wells Operating Partnership, L.P. and Fund VIII-IX Associates known as Fund VIII-IX-REIT Associates. On July 1, 2000, Fund VIII-IX Associates contributed its interest in the Quest Building as an initial capital contribution to Fund VIII-IX-REIT Associates. During 2000, Wells Operating Partnership, L.P. contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund tenant improvements for the Quest Building. At December 31, 2003, the Partnership, Wells Real Estate Fund IX, L.P. and Wells Operating Partnership, L.P. owned approximately 46%, 38%, and 16%, respectively, of the following property based on their respective cumulative capital contributions to Fund VIII-IX-REIT Associates:

Quest Building

On August 1, 2000, Quest Software, Inc. (“Quest”) entered into a 42-month lease for the entire Quest Building upon taking occupancy. Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded through capital contributions made by Wells Operating Partnership, L.P.

The average effective annual rental rate per square foot at the Quest Building was $18.58 for 2003, $18.58 for 2002, $18.58 for 2001, $13.72 for 2000, and $10.11 for 1999.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 2,892,515 outstanding Class A Units held by a total of 2,027 limited partners and 310,754 outstanding Class B Units held by a total of 225 limited partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the limited partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated unit valuations, based upon their estimates of property values as of December 31, 2003, to be approximately $8.52 per Class A Unit and $14.85 per Class B Unit, based upon market conditions existing in early December 2003. In connection with the estimated property valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the limited partners’ units, what a limited partner might be able to sell his units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete. For example, these estimated valuations assumed, and are applicable only to, limited partners who purchased their units in the Partnership’s original offering and have made no conversion elections under the partnership agreement. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their units.

Class A status limited partners are entitled to a distribution from Net Cash from Operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per-unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the limited partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to limited partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, amortization, and cost recovery deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partner or holders of Class B Units as of December 31, 2003.

As set forth above, Net Cash From Operations are initially distributed to limited partners holding Class A Units. Net proceeds available for distribution from the sale of the Partnership’s properties are initially distributed, first to limited partners holding Class B Units until they receive distributions equal to prior distributions of Net Cash From Operations previously paid to limited partners holding Class A Units on a per-unit basis, and then equally to limited partners holding Class A Units and limited partners holding Class B Units on a per-unit basis until they receive a return of their initial capital contributions. See Note 1 to the financial statements included in this report for a more detailed description of the methodology for distributing both Net Cash From Operations and net sale proceeds from the sale of the Partnership’s properties to the limited partners.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to Class A status limited partners during 2002 and 2003 were as follows:

		Per Class A Unit
Distributions for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital
March 31, 2002	$667,744	$0.10	$0.14
June 30, 2002	$668,623	$0.10	$0.13
September 30, 2002	$676,452	$0.12	$0.12
December 31, 2002	$679,813	$0.13	$0.11
March 31, 2003	$681,129	$0.12	$0.12
June 30, 2003	$682,317	$0.12	$0.12
September 30, 2003	$683,671	$0.15	$0.09
December 31, 2003	$684,241	$0.12	$0.11

The fourth quarter 2003 distribution was accrued for accounting purposes in 2003, and paid to the Class A limited partners in February 2004. No cash distributions were paid to holders of Class B Units in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999:

	2003	2002	2001	2000	1999
Total assets	$20,009,000	$21,270,414	$22,693,970	$23,769,069	$24,960,196
Total revenues	1,567,492	1,364,841	1,521,303	1,373,795	1,360,497
Net income	1,466,474	1,265,197	1,433,706	1,288,063	1,266,946
Net income allocated to General Partners	0	0	0	0	0
Net income allocated to Class A Limited Partners	1,466,474	1,265,197	1,433,706	2,294,288	2,481,559
Net loss allocated to Class B Limited Partners	0	0	0	(1,006,225)	(1,214,613)
Net income per weighted-average(1) Class A Limited Partner Unit	$0.51	$0.45	$0.51	$0.84	$0.91
Net loss per weighted-average(1) Class B Limited Partner Unit	$0.00	$0.00	$0.00	$(2.19)	$(2.47)
Cash distributions per weighted-average (1):
Class A Limited Partner Unit:
Investment income	$0.51	$0.45	$0.51	$0.68	$0.88
Return of capital	$0.44	$0.50	$0.42	$0.21	$0.00

(1)	Weighted-average units are calculated by averaging units over the periods during which they are outstanding and converted to/from Class A or Class B Units, accordingly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Currently, management believes that the Partnership is in the latter stages of the holding phase and is entering the positioning for sale phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in eight properties through interests in affiliated joint ventures. As of the date of this filing, two properties are substantially leased to tenants at the end of their initial lease terms, three properties are substantially leased to tenants at the middle of their initial lease terms, one property is fully leased to a tenant, Quest Software, Inc., whose lease will expire in April 2004, one property is under contract to be sold, and a single outparcel of one property was sold in 2002.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. During the positioning for sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net income increased primarily due to a reduction in depreciation expense recognized for Hannover Center, as this property was classified as held for sale effective March 18, 2003. Cash flows increased during 2003, as a result of transferring the Partnership’s share of net proceeds from the October 2002 sale of an outparcel at Tanglewood Commons from Fund VI-VII-VIII Associates to the Partnership in 2003.

During 2004, the Partnership anticipates transitioning from the holding phase to the positioning-for-sale phase. Substantially all of our revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in Item 1, we anticipate future operating cash flows to decline as the Partnership completes the positioning-for sale-phase and enters into the disposition and liquidation phase.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,567,492, $1,364,841, and $1,521,303, for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase from 2002, and 2002 decrease from 2001, resulted primarily from the corresponding changes in equity in income of Joint Ventures as further describe below.

Equity In Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures increased in 2003, as compared to 2002, primarily due to an increase in operating cost reimbursement billings to tenants at the US Cellular Building owned by Fund VIII-IX Associates, partially offset by a decline in revenues from the CH2M Hill Building owned by Fund VII-VIII Associates resulting from a decline in occupancy at the property. Gross revenues decreased in 2002, as compared to 2001, primarily due to a decrease in operating cost reimbursement billings to tenants at the Cirrus Logic Building owned by Fund VIII-IX Associates and the US Cellular Building, and a decrease in property tax reimbursement billings to tenants of Tanglewood Commons owned by Fund VI-VII-VIII Associates. Operating costs and property tax reimbursements are billed to tenants based on estimates and reconciled to reflect the actual costs in the following year.

Expenses of Joint Ventures

Expenses of the Joint Ventures decreased in 2003, as compared to 2002, largely due to a decrease in depreciation expense for the US Cellular Building as a result of fully depreciating lease acquisition costs in 2002. Expenses increased slightly in 2002, as compared to 2001, primarily as a result of reserving uncollectible receivables due from a tenant at Hannover Center owned by Fund VII-VIII Associates in 2002.

Equity In Income of Joint Ventures – Discontinued Operations

Equity in income generated by the Joint Ventures from discontinued operations increased in 2003, as compared to 2002, primarily due to decreased depreciation expense for Hannover Center owned by Fund VII-VIII Associates, as this building was classified as held for sale effective March 18, 2003. Such equity in income of Joint Ventures increased in 2002, as compared to 2001, primarily due to fully amortizing tenant improvements at Hannover Center in 2001.

As a result of the aforementioned factors, equity in income of Joint Ventures was $1,565,459, $1,363,240, and $1,519,727 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $101,018, $99,644, and $87,597 for the years ended December 31, 2003, 2002, and 2001, respectively. Expenses remained relatively stable in 2003, as compared to 2002. Expenses increased in 2002, as compared to 2001, primarily due to an increase in administrative salaries, offset by a reduction in other general and administrative costs.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $1,466,474, $1,265,197, and $1,433,706, for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

The Partnership’s net cash flows from operating activities were $(99,944), $(89,835), and $(85,637) for 2003, 2002, and 2001, respectively. The increase in net cash flows used in operating activities in 2003, as compared to 2002, is largely attributable to a change in the timing of paying accounts payable. The use of cash from operating activities remained relatively stable in 2002, as compared to 2001.

Cash Flows From Investing Activities

Net cash flows from investing activities were $3,029,382, $2,811,789, and $2,602,975 for 2003, 2002, and 2001, respectively. The increase for 2003, as compared to 2002, is primarily due to receiving net sales proceeds from Fund VI-VII-VIII Associates in January 2003 for the October 2002 sale of an outparcel of land at Tanglewood Commons, in addition to the increase in operating cash flows generated by the Joint Ventures described above. Cash flows remained relatively stable for 2002, as compared to 2001.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(2,726,929), $(2,696,961), and $(2,507,159) for 2003, 2002, and 2001, respectively. Cash flows from financing activities is solely comprised of operating distributions to limited partners. The 2003 increase as compared to 2002, and 2002 increase as compared to 2001, is primarily a result of the increases in cash flows received from investing activities described above.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.95, $0.95, and $0.93 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. No distributions have been made to the limited partners holding Class B Units or to the General Partners.

Distributions accrued for the fourth quarter of 2003 to the limited partners holding Class A Units were paid in February 2004. No cash distributions were made to limited partners holding Class B Units.

Sales Proceeds

The sale of the outparcel of land at Tanglewood Commons generated total net sales proceeds of approximately $170,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds interests, the General Partners have decided to hold these net sales proceeds in reserve to partially fund a potential expansion of Tanglewood Commons. Thus, no net sales proceeds will be distributed to the limited partners at this time. The General Partners will continue to monitor the Partnership’s capital needs and will reevaluate the availability of net sale proceeds for distribution to the limited partners going forward and as additional properties are sold in the future.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In 2004, the General Partners anticipate funding the Partnership’s pro-rata share of re-leasing costs related to the April 30, 2004 expiration of the Quest Building lease and tenant improvements for the CH2M Hill Building.

(d)	Contractual Obligations and Commitments

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia
4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

(e)	Related-Party Transactions

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures were $209,363, $244,397, and $247,480 for the years ended December 31, 2003, 2002, and 2001, respectively.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other administrative services, and incur the related expenses. Such expenses are allocated among the various

Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001, the Partnership reimbursed $44,754, $47,792, and $37,943, respectively, to Wells Capital and its affiliates for these services. See Note 6 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(f)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(g)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003.

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

(h)	Subsequent Event

On March 19, 2004, Leo F. Wells, III, one of the General Partners, Wells Capital, the corporate general partner of the other General Partner, as well as Wells Investment Securities, Inc., the dealer manager, Wells Management Company, Inc., the property manager, and Wells Real Estate Fund I (“Wells Defendants”) received notice of a putative class action complaint, which was filed in the Superior Court of Gwinnett County, Georgia on March 12, 2004 (Civil Action File No. 04-A-2791 2). The complaint was filed by James Hendry, Karen Beneda, Robert Beneda, and William Mullin, as plaintiffs, purportedly on behalf of all limited partners holding Class B units of Wells Real Estate Fund I (“Well Fund I”) as of January 15, 2003. The complaint alleges, among other things, that (1) Mr. Wells, Wells Capital, Wells Investment Securities, Inc. and Wells Fund I negligently and/or fraudulently made false statements and/or made material omissions in connection with the initial sale of the Class B units to investors of Wells Fund I by making false statements or omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of Class B units; (2) Mr. Wells, Wells Capital and Wells Fund I negligently and/or fraudulently misrepresented and/or concealed disclosure of, among other things, alleged discrepancies between such statements and the allocations in the partnership agreement for a period of time in order to raise money for future syndications and to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I; and (3) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all class members’ purchases of Class B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses. It is too early to predict what impact, if any, this matter may have on the General Partners of the Partnership.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS

Wells Partners

The sole general partner of Wells Partners is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountant, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003:

Name of Individual or Number in Group	Capacities in Which Served/ Form of Compensation	Cash Compensation
Wells Management	Property Management And Leasing Fees	$232,345	(1)
Wells Capital	Administrative services such as accounting and other partnership administration	$15,433

(1)	These property management and leasing fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2003. Some of these fees were accrued for accounting purposes in 2003, however, were not paid until January 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	4,140.881 units (IRA)	Less than 1%

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (a)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (b) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management has received $232,345 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2003.

Expense Reimbursements

See Note 6 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountant on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$19,623	$12,075
Audit-Related Fees	0	0
Tax Fees	1,350	199

Total	$20,973	$12,274

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•

Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)

1.      The Financial Statements are contained on pages F-2 through F-49 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on pages F-1, which is hereby incorporated by reference.

(a)	3. Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL
(Corporate General Partner)

March 25, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

March 25, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital

EXHIBIT INDEX

TO

2003 FORM 10-K

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

No. 333-44900)

*10(rr)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001. (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, File No. 0-27888)

*10(ss)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund VIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund VIII, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund VIII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund VIII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A weighted average limited partner units outstanding for the year ended December 31, 2001 on the statement of income. Our procedures with respect to this disclosure included recalculating the number of Class A weighted average limited partner units outstanding for the year ended December 31, 2001 by dividing the net income amount allocated to Class A limited partners previously reported on the statement of income in 2001, by the amount of net income per weighted average Class A limited partner unit previously reported on the statement of income in 2001. In our opinion, the disclosure of the number of Class A weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund VIII, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
INVESTMENT IN JOINT VENTURES	$19,065,126	$20,317,188

DUE FROM JOINT VENTURES	687,471	899,332

CASH AND CASH EQUIVALENTS	256,403	53,894

Total assets	$20,009,000	$21,270,414

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Partnership distributions payable	$684,241	$679,812
Accounts payable	13,776	14,735

Total liabilities	698,017	694,547

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,881,015 units and 2,862,365 units issued and outstanding as of December 31, 2003 and 2002, respectively	19,310,983	20,575,867
Class B – 322,254 units and 340,904 units issued and outstanding as of December 31, 2003 and 2002, respectively	0	0
General partners	0	0

Total partners’ capital	19,310,983	20,575,867

Total liabilities and partners’ capital	$20,009,000	$21,270,414

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$1,565,459	$1,363,240	$1,519,727
Other income	2,033	1,601	1,576

	1,567,492	1,364,841	1,521,303

EXPENSES:
Partnership administration	75,397	76,597	59,438
Legal and accounting	16,246	15,043	13,161
Other general and administrative	9,375	8,004	14,998

	101,018	99,644	87,597

NET INCOME	$1,466,474	$1,265,197	$1,433,706

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,466,474	$1,265,197	$1,433,706

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.51	$0.45	$0.51

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.95	$0.95	$0.93

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CLASS A	2,875,115	2,828,824	2,784,017

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	2,764,087	$23,180,147	439,182	$0	$0	$23,180,147

Net income	0	1,433,706	0	0	0	1,433,706
Partnership distributions	0	(2,610,551)	0	0	0	(2,610,551)
Class B conversion elections	42,432	0	(42,432)	0	0	0

BALANCE, December 31, 2001	2,806,519	22,003,302	396,750	0	0	22,003,302

Net income	0	1,265,197	0	0	0	1,265,197
Partnership distributions	0	(2,692,632)	0	0	0	(2,692,632)
Class B conversion elections	55,846	0	(55,846)	0	0	0

BALANCE, December 31, 2002	2,862,365	20,575,867	340,904	0	0	20,575,867

Net income	0	1,466,474	0	0	0	1,466,474
Partnership distributions	0	(2,731,358)	0	0	0	(2,731,358)
Class B conversion elections	18,650	0	(18,650)	0	0	0

BALANCE, December 31, 2003	2,881,015	$19,310,983	322,254	$0	$0	$19,310,983

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,466,474	$1,265,197	$1,433,706

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,565,459)	(1,363,240)	(1,519,727)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	0	2,030
Accounts payable	(959)	8,208	(1,646)

Total adjustments	(1,566,418)	(1,355,032)	(1,519,343)

Net cash used in operating activities	(99,944)	(89,835)	(85,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	3,029,382	2,811,789	2,602,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,465,039)	(1,364,005)	(1,277,738)
Distributions to partners in excess of accumulated earnings	(1,261,890)	(1,332,956)	(1,229,421)

Net cash used in financing activities	(2,726,929)	(2,696,961)	(2,507,159)

NET INCREASE IN CASH AND CASH EQUIVALENTS	202,509	24,993	10,179

CASH AND CASH EQUIVALENTS, beginning of year	53,894	28,901	18,722

CASH AND CASH EQUIVALENTS, end of year	$256,403	$53,894	$28,901

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$687,471	$899,332	$804,064

Partnership distributions payable	$684,241	$679,812	$684,141

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (“General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on January 4, 1996. The offering was terminated on January 4, 1996 at which time the Partnership had sold approximately 2,613,534 Class A Units and 590,735 Class B Units representing capital contributions of $32,042,689 from investors who were admitted to the Partnership as limited partners.

During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons* A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill Building An office building located in Gainesville, Florida

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building
A four-story office building
located in Madison, Wisconsin

6. AT&T-TX Building
A one-story office building located
in Farmers Branch, Texas

7. Cirrus Logic Building
A two-story office building located
in Broomfield County, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII - IX Associates. • Wells Operating Partnership, L.P.**	8. Quest Building A two-story office building located in Orange County, California

*	An outparcel of this property was sold in October 2002

**	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed with respect to the current fiscal year. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No operating cash distributions will be made to the limited partners holding Class B units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	To limited partners holding units which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contribution, as defined

•	To limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contribution, as defined

•	To limited partners on a per-unit basis until each limited partner received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units, and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

•	To the General Partners until they have received 100% of their capital contributions; in the event that the limited partners have received aggregate cash distributions from the Partnership over the life of their respective investments in excess of their net capital contributions, plus their respective preferential limited partner returns, the General Partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per unit basis, and 20% to the General Partners

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

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments and Disclosures

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees, and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or the Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 3 has been restated to reflect the effects of this revised presentation.

Furthermore, the statement of income of the Partnership for the year ended December 31, 2001 has been revised to include disclosure of Class A weighted-average limited partner units outstanding for the year then ended.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

2.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2003 and 2002, respectively:

	2003	2002
Fund VI-VII-VIII Associates	$141,985	$314,446
Fund VII-VIII Associates	93,931	112,409
Fund VIII-IX Associates	451,555	472,477

	$687,471	$899,332

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures was $209,363, $244,397, and $247,480 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, the Partnership reimbursed $44,754, $47,792, and $37,943, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund VI-VII-VIII Associates	$4,067,223	32%	$4,323,939	32%
Fund VII-VIII Associates	2,908,783	63%	3,076,909	63%
Fund VIII-IX Associates	12,089,120	55%	12,916,340	55%

	$19,065,126		$20,317,188

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Joint Ventures, beginning of year	$20,317,188	$21,861,005
Equity in income of Joint Ventures	1,565,459	1,363,240
Distributions from Joint Ventures	(2,817,521)	(2,907,057)

Investment in Joint Ventures, end of year	$19,065,126	$20,317,188

Fund VI-VII-VIII Associates

On April 17, 1995, Fund VI-VII-VIII Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On April 25, 1995, Fund VI-VII-VIII Associates purchased a 5.55-acre parcel of land located in Jacksonville, Florida on which a 92,964-square-foot office building, known as the BellSouth Building, was developed and constructed. On May 31, 1995, Fund VI-VII-VIII Associates purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina on which a retail shopping center, known as Tanglewood Commons, was developed and constructed.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross sales price of $558,570. As a result of this sale, a gain of approximately $4,226 and net proceeds of $169,643 were attributable to the Partnership.

Fund VII-VIII Associates

On February 10, 1995 Fund VII-VIII Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund VII-VIII Associates purchased a five acre parcel of land located in Gainesville, Alachua County, Florida on which a 62,975-square-foot office building, known as the CH2M Hill Building, was developed and constructed. In April 1996, Wells Real Estate Fund VII, L.P. contributed 1.01 acres of land located in Stockbridge, Georgia, and improvements thereon, to Fund VII-VIII Associates for the development and construction of a 12,000-square-foot, single-story combination retail/office building known as Hannover Center.

Fund VIII-IX Associates

On June 10, 1996, Fund VIII-IX Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On June 17, 1996, Fund VIII-IX Associates purchased a 7.09-acre parcel of land located in Madison, Wisconsin on which a four-story office building known as the US Cellular Building was developed and constructed. On October 10, 1996, Fund VIII-IX Associates purchased a 40,000-square-foot, one-story office building located in Farmers Branch, Texas known as the AT&T-TX Building. On January 10, 1997, Fund VIII-IX Associates purchased a 63,417-square-foot, two-story office building located in Orange County, California known as the Quest Building, which was subsequently contributed to Fund VIII-IX-REIT Associates. On February 20, 1997, Fund VIII-IX Associates purchased a two-story partially completed office building in Broomfield County, Colorado known as the Cirrus Logic Building.

Fund VIII-IX-REIT Associates

On June 15, 2000, Fund VIII-IX-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On July 1, 2000, Fund VIII-IX Associates contributed, at cost, the Quest Building as its initial capital contribution. During 2000, Wells OP contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund building improvements.

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund VI-VII-VIII Associates	$13,314,662	$14,559,542	$743,942	$1,195,374	$12,570,720	$13,364,168
Fund VII-VIII Associates	4,854,870	5,191,252	264,284	335,332	4,590,586	4,855,920
Fund VIII-IX Associates	23,464,817	24,874,910	1,403,063	1,303,543	22,061,754	23,571,367

	$41,634,349	$44,625,704	$2,411,289	$2,834,249	$39,223,060	$41,791,455

	Total Revenues						Income From Continuing Operations			Income From Discontinued Operations			Net Income
	For The Years Ended December 31,						For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003		2002		2001		2003	2002	2001	2003	2002	2001	2003	2002	2001
Fund VI-VII-VIII Associates	$2,825,466		$2,826,722		$2,887,004	(ii)	$1,032,029	$960,107	$1,049,222	$0	$0	$0	$1,032,029	$960,107	$1,049,222
Fund VII-VIII Associates	1,048,635		1,079,099		1,077,854	(ii)	227,883	176,649	265,460	144,286	57,421	28,086	372,169	234,070	293,546
Fund VIII-IX Associates	3,755,665	(i)	3,633,150	(i)	3,888,729	(i)(ii)	1,817,134	1,650,319	1,814,520	0	0	0	1,817,134	1,650,319	1,814,520

	$7,629,766		$7,538,971		$7,853,587		$3,077,046	$2,787,075	$3,129,202	$144,286	$57,421	$28,086	$3,221,332	$2,844,496	$3,157,288

(i)	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

(ii)	Amounts have been restated to reflect tenant reimbursements of $436,965 for Fund VI-VII-VIII Associates, $495,165 for Fund VII-VIII Associates, and $923,329 for Fund VIII-IX Associates, respectively, as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund VIII-IX-REIT Associates	$6,557,827	$7,202,350	$291,720	$304,684	$6,266,107	$6,897,666

	Total Revenues				Net Income (i)
	For The Years Ended December 31,				For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund VIII-IX-REIT Associates	$1,241,461	$1,253,823	$1,216,355	(ii)	$537,855	$607,402	$566,840

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

(i)	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

(ii)	Amounts have been restated to reflect tenant reimbursements of $7,631 for Fund VIII-IX-REIT Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement net income	$1,466,474	$1,265,197	$1,433,706
Increase (decrease) in net income resulting from:
Meals & Entertainment	0	385	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	488,084	612,430	601,056
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(24,052)	(913)	2,394
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	309,183	129,751	(36,925)
Other	0	107	0

Income tax basis net income	$2,239,689	$2,006,957	$2,000,231

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement partners’ capital	$19,310,983	$20,575,867	$22,003,302
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	385	385	0
Penalties	107	107	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	3,677,842	3,189,758	2,577,328
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,774,787	4,774,787	4,774,787
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	87,523	111,575	112,488
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(79,488)	(388,671)	(518,422)
Partnership’s distributions payable	684,241	679,812	684,142
Other	(132,574)	(132,574)	(132,574)

Income tax basis partners’ capital	$28,323,806	$28,811,046	$29,501,051

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$363,703	$387,703	$441,568	$374,518
Net income	339,254	353,306	418,958	354,956
Net income allocated to Class A limited partners	339,254	353,306	418,958	354,956
Net income per weighted-average Class A limited partner unit outstanding (a)	$0.12	$0.12	$0.15	$0.12
Distribution per weighted-average Class A limited partner unit outstanding	$0.24	$0.24	$0.24	$0.23

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$314,309	$303,792	$364,576	$382,164
Net income	288,426	280,682	342,568	353,521
Net income allocated to Class A limited partners	288,426	280,682	342,568	353,521
Net income per weighted-average Class A limited partner unit outstanding (a)	$0.10	$0.10	$0.12	$0.12
Distribution per weighted-average Class A limited partner unit outstanding	$0.24	$0.23	$0.24	$0.24

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

6.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Salary reimbursements	$44,754	$47,792
Independent accounting fees	13,915	12,897
Printing expenses	12,895	11,180
Postage and delivery expenses	8,988	7,886
Other professional fees	6,597	8,548
Legal fees	2,331	2,146
Bank service charges	1,068	0
Taxes and licensing fees	800	800
Other general and administrative expenses	280	0
Filing fees	15	15
Life insurance	0	319
Office expense	0	57

Total partnership administration and legal and accounting costs	$91,643	$91,640

WELLS REAL ESTATE FUND VIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

7.	COMMITMENTS AND CONTINGENCIES

On March 18, 2003, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) entered into an agreement (the “Agreement”) to sell five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (the “Purchaser”) for a gross sale price of $23,750,000. Contemporaneously with the Purchaser’s execution and delivery of the Agreement to the Seller, the Purchaser paid an earnest money deposit of $250,000 to the designated escrow agent. The extended due diligence period expired March 8, 2004. The sale is expected to close during the month of April 2004.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties
Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia
4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VI, Fund VII and Fund VIII Associates:

We have audited the accompanying balance sheets of Fund VI, Fund VII and Fund VIII Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$3,955,493	$3,955,493
Building and improvements, less accumulated depreciation of $5,032,365 and $4,370,869 at December 31, 2003 and 2002, respectively	8,190,904	8,847,735
Construction in progress	0	4,665

Total real estate assets	12,146,397	12,807,893
Cash and cash equivalents	689,848	1,116,041
Other assets, net	247,725	331,810
Accounts receivable	230,692	303,798

Total assets	$13,314,662	$14,559,542

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$438,838	$871,945
Deferred rent	246,527	207,137
Accounts payable and refundable security deposits	58,577	116,292

Total liabilities	743,942	1,195,374

Partners’ capital:
Wells Real Estate Fund VI, L.P.	4,305,517	4,577,276
Wells Real Estate Fund VII, L.P.	4,197,981	4,462,953
Wells Real Estate Fund VIII, L.P.	4,067,222	4,323,939

Total partners’ capital	12,570,720	13,364,168

Total liabilities and partners’ capital	$13,314,662	$14,559,542

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$2,445,676	$2,428,094	$2,424,385
Reimbursement income	352,109	377,575	436,965
Other income	24,210	560	360
Interest income	3,471	7,431	25,294
Gain on disposal of assets	0	13,062	0

	2,825,466	2,826,722	2,887,004

Expenses:
Operating costs	794,296	842,074	799,761
Depreciation	661,496	663,420	676,297
Management and leasing fees	257,598	270,973	277,863
Joint Venture administration	52,930	72,630	42,469
Legal and accounting	27,117	17,518	16,296
Computer costs	0	0	2,985
Bad debt expense	0	0	22,111

	1,793,437	1,866,615	1,837,782

Net income	$1,032,029	$960,107	$1,049,222

Net income allocated to Wells Real Estate Fund VI, L.P.	$353,473	$328,840	$359,362

Net income allocated to Wells Real Estate Fund VII, L.P.	$344,647	$320,628	$350,389

Net income allocated to Wells Real Estate Fund VIII, L.P.	$333,909	$310,639	$339,471

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Wells Real Estate Fund VIII, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$5,300,368	$5,168,016	$5,006,987	$15,475,371

Net income	359,362	350,389	339,471	1,049,222
Partnership distributions	(627,242)	(611,579)	(592,523)	(1,831,344)

Balance, December 31, 2001	5,032,488	4,906,826	4,753,935	14,693,249

Net income	328,840	320,628	310,639	960,107
Partnership distributions	(784,052)	(764,501)	(740,635)	(2,289,188)

Balance, December 31, 2002	4,577,276	4,462,953	4,323,939	13,364,168

Net income	353,473	344,647	333,909	1,032,029
Partnership distributions	(625,232)	(609,619)	(590,626)	(1,825,477)

Balance, December 31, 2003	$4,305,517	$4,197,981	$4,067,222	$12,570,720

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,032,029	$960,107	$1,049,222

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	661,496	663,420	676,297
Amortization of deferred leasing costs	92,387	96,707	103,912
Gain on sale of real estate assets	0	(13,062)	0
Changes in assets and liabilities:
Accounts receivable	73,106	(110,991)	153,211
Other assets, net	25	(465)	(334)
Deferred rent	39,390	207,137	0
Accounts payable and refundable security deposits	(57,715)	39,653	11,197
Due to affiliates	0	(15,590)	183

Total adjustments	808,689	866,809	944,466

Net cash provided by operating activities	1,840,718	1,826,916	1,993,688
Cash flows from investing activities:
Net proceeds from sale of real estate assets	0	519,389	0
Payments of deferred leasing costs	(8,327)	0	(59,972)
Investment in real estate assets	0	(113,904)	0

Net cash (used in) provided by investing activities	(8,327)	405,485	(59,972)

Cash flows from financing activities:
Distributions to Joint Venture partners	(2,258,584)	(1,863,558)	(1,793,320)

Net (decrease) increase in cash and cash equivalents	(426,193)	368,843	140,396
Cash and cash equivalents, beginning of year	1,116,041	747,198	606,802

Cash and cash equivalents, end of year	$689,848	$1,116,041	$747,198

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$438,838	$871,945	$446,315

Write-off of accounts receivable	$0	$0	$22,111

Write-off of fully amortized deferred leasing costs	$0	$0	$123,283

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 17, 1995, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), Wells Real Estate Fund VII, L.P. (“Wells Fund VII”) and Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) entered into an agreement to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed a 92,964-square-foot office building known as the BellSouth Building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, Forsyth County, North Carolina and constructed a retail shopping center known as Tanglewood Commons.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VI, Wells Fund VII and Wells Fund VIII in accordance with their respective ownership interests of approximately 34%, 33%, and 33%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets, net

Other assets, net, as of December 31, 2003 and 2002 is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$220,979	$305,039
Refundable security deposits	25,605	26,771
Other prepaid expenses	1,141	0

Total	$247,725	$331,810

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $626,679 and $534,292 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2. RELATED-PARTY TRANSACTIONS

Wells Fund VI, Wells Fund VII and Wells Fund VIII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $179,177, $190,401, and $193,285 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $45,844, $63,766, and $35,323, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VI, Wells Fund VII and Wells Fund VIII are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3. RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$2,438,137
2005	2,382,771
2006	1,237,353
2007	691,661
2008	605,256
Thereafter	4,390,974

$11,746,152

Three tenants contributed approximately 48%, 21%, and 17% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 60% and 23%, of future minimum rental income.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BELLSOUTH BUILDING (a)	None	$1,244,256	$0	$7,542,853	$1,301,890	$7,485,219	$0	$8,787,109	$3,256,483	1996	04/25/95	20 to 25 years
TANGLEWOOD COMMONS (b)	None	3,020,040	0	5,371,613	2,653,603	5,738,050	0	8,391,653	1,775,882	1997	05/31/95	20 to 25 years

Total		$4,264,296	$0	$12,914,466	$3,955,493	$13,223,269	$0	$17,178,762	$5,032,365

(a)	BellSouth Building is a four-story office building located in Jacksonville, Florida.

(b)	Tanglewood Commons is a retail center located in Clemmons, North Carolina. An outparcel of this property was sold in October 2002.

(c)	Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvement are 12 to 20 years.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$17,574,982	$3,031,152

2001 additions	0	676,297

BALANCE AT DECEMBER 31, 2001	17,574,982	3,707,449

2002 additions	113,904	663,420
2002 deletions	(510,124)	0

BALANCE AT DECEMBER 31, 2002	17,178,762	4,370,869

2003 additions	0	661,496

BALANCE AT DECEMBER 31, 2003	$17,178,762	$5,032,365

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $6,974,427 and $6,026,055 at December 31, 2003 and 2002, respectively	13,545,003	14,493,375

Total real estate assets	16,048,589	16,996,961
Investment in Fund VIII-IX-REIT Associates	5,276,668	5,808,502
Cash and cash equivalents	1,146,158	1,008,814
Accounts receivable	697,775	733,336
Due from Fund VIII-IX-REIT Associates	236,745	257,174
Prepaid expenses and other assets, net	58,882	70,123

Total assets	$23,464,817	$24,874,910

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$824,056	$862,236
Deferred rent	292,522	136,583
Accounts payable	286,485	304,724

Total liabilities	1,403,063	1,303,543

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	12,089,122	12,916,340
Wells Real Estate Fund IX, L.P.	9,972,632	10,655,027

Total partners’ capital	22,061,754	23,571,367

Total liabilities and partners’ capital	$23,464,817	$24,874,910

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$2,489,992	$2,479,580	$2,466,165
Reimbursement income	811,032	627,153	923,329
Equity in income of Fund VIII-IX-REIT Associates	452,925	511,492	477,061
Interest income	1,716	8,661	21,027
Other income	0	6,264	1,147

	3,755,665	3,633,150	3,888,729

Expenses:
Depreciation	948,372	1,059,308	1,059,308
Operating costs	742,587	663,959	744,504
Management and leasing fees	146,339	174,630	207,656
Joint Venture administration	66,525	56,380	47,608
Legal and accounting	34,708	28,554	15,133

	1,938,531	1,982,831	2,074,209

Net income	$1,817,134	$1,650,319	$1,814,520

Net income allocated to Wells Real Estate Fund VIII, L.P.	$995,729	$904,320	$994,298

Net income allocated to Wells Real Estate Fund IX, L.P.	$821,405	$745,999	$820,222

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$14,606,012	$12,048,885	$26,654,897
Net income	994,298	820,222	1,814,520
Partnership distributions	(1,803,136)	(1,487,454)	(3,290,590)

Balance, December 31, 2001	13,797,174	11,381,653	25,178,827
Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

Balance, December 31, 2002	12,916,340	10,655,027	23,571,367
Net income	995,729	821,405	1,817,134
Partnership distributions	(1,822,947)	(1,503,800)	(3,326,747)

Balance, December 31, 2003	$12,089,122	$9,972,632	$22,061,754

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,817,134	$1,650,319	$1,814,520

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Fund VIII-IX-REIT Associates	(452,925)	(511,492)	(477,061)
Amortization of deferred leasing costs	11,241	30,267	40,505
Depreciation	948,372	1,059,308	1,059,308
Changes in assets and liabilities:
Accounts receivable	35,561	93,805	(213,696)
Prepaid expenses and other assets, net	0	(2,337)	0
Accounts payable	(18,239)	12,530	3,825
Deferred rent	155,939	136,583	0
Due from affiliates	0	(35,691)	6,273

Total adjustments	679,949	782,973	419,154

Net cash provided by operating activities	2,497,083	2,433,292	2,233,674

Cash flows from investing activities:
Distributions received from Fund VIII-IX-REIT Associates	1,005,188	1,037,083	869,854

Cash flows from financing activities:
Distributions to joint venture partners	(3,364,927)	(3,307,340)	(3,083,997)

Net increase in cash and cash equivalents	137,344	163,035	19,531
Cash and cash equivalents, beginning of year	1,008,814	845,779	826,248

Cash and cash equivalents, end of year	$1,146,158	$1,008,814	$845,779

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Write-off of fully amortized deferred leasing costs	$95,126	$0	$0

Due from Fund VIII-IX-REIT Associates	$236,745	$257,174	$249,982

Partnership distributions payable	$824,056	$862,236	$911,797

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

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

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land in Madison, Wisconsin, which was developed into a 101,727 rentable square foot, four-story office building known as the US Cellular Building. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, known as the AT&T-Texas Building, in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased a 63,417 square foot, two-story office building, known as the Quest Building, located in Irvine, California. On February 20, 1997, the Joint Venture purchased a 49,460 square foot, two-story partially completed office building, known as the Cirrus Logic Building, in Broomfield County, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. On July 1, 2000, the Joint Venture contributed, at cost, the Quest Building to Fund VIII-IX-REIT Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

Investment in Fund VIII-IX-REIT Associates

The Joint Venture does not have control over the operations of Fund VIII-IX-REIT Associates; however, it does exercise significant influence. Accordingly, the Joint Venture’s investments in Fund VIII-IX-REIT Associates are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VIII and Wells Fund IX in accordance with their respective ownership interests of approximately 55% and 45%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivable and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net, as of December 31, 2003 and 2002 is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$56,545	$67,786
Other prepaid expenses	2,337	2,337

Total	$58,882	$70,123

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $99,902 and $183,787 as of December 31, 2003 and 2002, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VIII and Wells Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Due from Fund VIII-IX-REIT Associates as of December 31, 2003 and 2002 represents the Joint Venture’s share of cash to be distributed from Fund VIII-IX-REIT Associates for the fourth quarters of 2003 and 2002, respectively

Wells Fund VIII and Wells Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VIII and Wells Fund IX. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $119,855, $155,605, and $188,631 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the general partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $47,440, $48,443, and $39,033, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII and Wells Fund IX are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2003 follows:

Year ending December 31:
2004	$2,544,615
2005	2,544,615
2006	2,556,282
2007	1,830,535
2008	1,289,985
Thereafter	3,938,448

$14,704,480

Three tenants contributed approximately 53%, 29%, and 18% of rental income for the year ended December 31, 2003. In addition, three tenants will contribute approximately 44%, 32%, and 24% of future minimum rental income.

4.	INVESTMENT IN FUND VIII-IX-REIT ASSOCIATES

The following is a roll-forward of the Joint Venture’s investment in Fund VIII-IX-REIT Associates for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Fund VIII-IX-REIT Associates, beginning of year	$5,808,502	$6,341,285
Equity in income of Fund VIII-IX-REIT Associates	452,925	511,492
Distributions from Fund VIII-IX-REIT Associates	(984,759)	(1,044,275)

Investment in Fund VIII-IX-REIT Associates, end of year	$5,276,668	$5,808,502

The Joint Venture’s investment and percentage ownership in Fund VIII-IX-REIT Associates at December 31, 2003 and 2002 is summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund VIII-IX-REIT Associates	$5,276,668	84%	$5,808,502	84%

The following information summarizes the financial position of Fund VIII-IX-REIT Associates as of December 31, 2003 and 2002, and the results of operations for the years ended December 31, 2003, 2002 and 2001:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund VIII-IX-REIT Associates	$6,557,827	$7,202,350	$291,720	$304,684	$6,266,107	$6,897,666

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

	Total Revenues				Net Income
	For The Years Ended December 31,				For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund VIII-IX-REIT Associates	$1,241,461	$1,253,823	$1,216,355	(i)	$537,855	$607,402	$566,840

(i)	Amounts have been restated to reflect tenant reimbursements of $7,631 for Fund VIII-IX-REIT Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

FUND VIII FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

		Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
US CELLULAR BUILDING (a)	None	$833,942	$0	$10,055,563	$896,698	$9,992,806	$0	$10,889,504	$3,775,393	1997	06/17/96	20 to 25 years
AT&T – TEXAS BUILDING (b)	None	650,000	0	4,016,866	677,914	3,988,952	0	4,666,866	1,216,605	1996	10/10/96	20 to 25 years
CIRRUS LOGIC BUILDING (c)	None	881,840	6,182,710	402,096	928,974	6,537,672	0	7,466,646	1,982,429	1997	02/20/97	20 to 25 years

Total		$2,365,782	$6,182,710	$14,474,525	$2,503,586	$20,519,430	$0	$23,023,016	$6,974,427

(a)	US Cellular Building is a four-story office building located in Madison, Wisconsin.
(b)	AT&T—Texas Building is a one-story office building located in Farmers Branch, Texas.
(c)	Cirrus Logic Building is a two-story office building located in Broomfield, Colorado.
(d)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VIII FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$30,643,861	$4,662,283
2001 additions	0	1,059,308
2001 deletions	(7,620,845)	(754,844)

BALANCE AT DECEMBER 31, 2001	23,023,016	4,966,747
2002 additions	0	1,059,308

BALANCE AT DECEMBER 31, 2002	23,023,016	6,026,055
2003 additions	0	948,372

BALANCE AT DECEMBER 31, 2003	$23,023,016	$6,974,427

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII-IX-REIT Joint Venture:

We have audited the accompanying balance sheets of Fund VIII-IX-REIT Joint Venture, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII-IX-REIT Joint Venture at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,220,993	$2,220,993
Building and improvements, less accumulated depreciation of $1,571,311 and $1,110,937 at December 31, 2003 and 2002, respectively	4,030,849	4,491,223

Total real estate assets	6,251,842	6,712,216
Cash and cash equivalents	260,354	281,228
Accounts receivable	37,959	109,170
Deferred leasing costs, net	7,672	99,736

Total assets	$6,557,827	$7,202,350

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$279,666	$303,926
Accounts payable	12,054	758

Total liabilities	291,720	304,684

Partners’ capital:
Fund VIII and Fund IX Associates	5,276,668	5,808,502
Wells Operating Partnership, L.P.	989,439	1,089,164

Total partners’ capital	6,266,107	6,897,666

Total liabilities and partners’ capital	$6,557,827	$7,202,350

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$1,207,998	$1,207,998	$1,207,995
Reimbursement income	32,962	43,170	7,631
Interest income	501	2,655	729

	1,241,461	1,253,823	1,216,355

Expenses:
Depreciation	460,374	461,501	461,545
Management and leasing fees	145,601	145,382	142,735
Joint Venture administration	75,504	24,229	22,278
Operating costs	22,127	15,309	22,957

	703,606	646,421	649,515

Net income	$537,855	$607,402	$566,840

Net income allocated to Fund VIII and Fund IX Associates	$452,926	$511,492	$477,061

Net income allocated to Wells Operating Partnership, L.P.	$84,929	$95,910	$89,779

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Fund VIII and Fund IX Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2000	$6,835,000	$1,276,551	$8,111,551
Net income	477,061	89,779	566,840
Partnership contributions	0	5,377	5,377
Partnership distributions	(970,776)	(182,640)	(1,153,416)

Balance, December 31, 2001	6,341,285	1,189,067	7,530,352
Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

Balance, December 31, 2002	5,808,502	1,089,164	6,897,666
Net income	452,926	84,929	537,855
Partnership distributions	(984,760)	(184,654)	(1,169,414)

Balance, December 31, 2003	$5,276,668	$989,439	$6,266,107

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$537,855	$607,402	$566,840

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	460,374	461,501	461,545
Amortization of deferred leasing costs	92,064	92,063	92,065
Changes in assets and liabilities:
Accounts receivable	71,211	55,665	32,967
Accounts payable	11,296	82	676

Total adjustments	634,945	609,311	587,253

Net cash provided by operating activities	1,172,800	1,216,713	1,154,093

Cash flows from investing activities:
Investment in real estate	0	0	(5,377)

Net cash used in investing activities	0	0	(5,377)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	5,377
Distributions to joint venture partners	(1,193,674)	(1,233,018)	(1,027,224)

Net cash used in financing activities	(1,193,674)	(1,233,018)	(1,021,847)

Net (decrease) increase in cash and cash equivalents	(20,874)	(16,305)	126,869
Cash and cash equivalents, beginning of year	281,228	297,533	170,664

Cash and cash equivalents, end of year	$260,354	$281,228	$297,533

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$279,666	$303,926	$296,856

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 10, 1996, Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) and Wells Real Estate Fund IX, L.P. (“Wells Fund IX”) entered into a joint venture agreement known as Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”). On June 15, 2000, Fund VIII-IX Associates entered into a joint venture agreement with Wells Operating Partnership, L.P. (“Wells OP”) known as Fund VIII-IX-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Fund VIII and Wells Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was created for the purposes of developing, owning, operating, and selling real properties. On July 1, 2000, Fund VIII-IX Associates contributed the Quest Building to the Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. The Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. Wells OP has contributed approximately $1,300,000 to fund build-out of the Quest Building.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Fund VIII-IX Associates and Wells OP in accordance with their respective ownership interests of approximately 84% and 16%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Deferred Leasing Costs, net

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. As of December 31, 2003 and 2002, deferred leasing costs, net, included accumulated amortization of $314,552 and $222,489, respectively.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

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

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for supervising the assets, management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $67,822, $67,605, and $64,957 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital, Inc., an affiliate of the general partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $38,043, $12,530, and $10,851, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII, Wells Fund IX, and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

Future minimum rental income due from the Joint Venture under noncancelable operating leases at December 31, 2003 is as follows:

Year ending December 31:
2004	$429,040
2005	0
2006	0
2007	0
2008	0
Thereafter	0

$429,040

One tenant contributed 100% of rental income for the year ended December 31, 2003. In addition, one tenant will contribute 100% of future minimum rental income. The lease for Quest Software, Inc., sole tenant of the Quest Building, expires on April 30, 2004.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
QUEST BUILDING (a)	None	$2,108,304	$5,120,835	$594,014	$2,220,993	$5,602,160	$0	$7,823,153	$1,571,311	1997	01/10/97	20 to 25 years

(a)	The Quest Building consists of a two-story office building located in Irvine, California.

(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$7,817,776	$187,891
2001 additions	5,377	461,545

BALANCE AT DECEMBER 31, 2001	7,823,153	649,436
2002 additions	0	461,501

BALANCE AT DECEMBER 31, 2002	7,823,153	1,110,937
2003 additions	0	460,374

BALANCE AT DECEMBER 31, 2003	$7,823,153	$1,571,311