Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2004-05-10
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒    No  ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investments in joint ventures	$18,668,777	$19,065,126
Due from joint ventures	803,994	687,471
Cash and cash equivalents	243,398	256,403

Total assets	$19,716,169	$20,009,000

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$686,972	$684,241
Accounts payable	27,183	13,776

Total liabilities	714,155	698,017

Partners’ capital:
Limited partners:
Class A—2,892,515 units and 2,881,015 units outstanding, as of March 31, 2004 and December 31, 2003, respectively	19,002,014	19,310,983
Class B—310,754 units and 322,254 units outstanding, as of March 31, 2004 and December 31, 2003, respectively	0	0
General partners	0	0

Total partners’ capital	19,002,014	19,310,983

Total liabilities and partners’ capital	$19,716,169	$20,009,000

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity income of joint ventures	$407,643	$363,262
Other income	708	441

	408,351	363,703

EXPENSES:
Partnership administration	22,408	19,554
Legal and accounting	7,471	3,442
Other general and administrative	470	1,453

	30,349	24,449

NET INCOME	$378,002	$339,254

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$378,002	$339,254

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.13	$0.12

NET LOSS PER WEIGHTED-AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.24	$0.24

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,892,515	2,867,915

CLASS B	310,754	335,354

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED March 31, 2004 (unaudited)

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,862,365	$20,575,867	340,904	$0	$0	$20,575,867

Net income	0	1,466,474	0	0	0	1,466,474
Partnership distributions	0	(2,731,358)	0	0	0	(2,731,358)
Class B conversion elections	18,650	0	(18,650)	0	0	0

BALANCE, December 31, 2003	2,881,015	19,310,983	322,254	0	0	19,310,983

Net income	0	378,002	0	0	0	378,002
Partnership distributions	0	(686,971)	0	0	0	(686,971)
Class B conversion elections	11,500	0	(11,500)	0	0	0

BALANCE, March 31, 2004	2,892,515	$19,002,014	310,754	$0	$0	$19,002,014

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$378,002	$339,254
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(407,643)	(363,262)
Change in assets and liabilities:
Accounts payable	13,407	7,059

Net cash used in operating activities	(16,234)	(16,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	687,469	899,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(684,240)	(679,812)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,005)	202,570

CASH AND CASH EQUIVALENTS, beginning of period	256,403	53,894

CASH AND CASH EQUIVALENTS, end of period	$243,398	$256,464

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from joint ventures	$803,994	$779,756

Partnership distributions payable	$686,972	$681,130

See accompanying notes.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners L.P. (“Wells Partners”), a Georgia nonpublic limited partnership (collectively, the “General Partners”). Upon subscription, limited partners elect to have their units treated as either Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 24, 1995, upon receiving and accepting subscriptions for 125,000 units. The Partnership terminated this offering on January 4, 1996, upon receiving gross proceeds of $32,042,689, representing subscriptions for approximately 2,613,534 Class A Units and 590,735 Class B Units. In March 1997, the Partnership repurchased 1,000 limited partner units.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons A retail center in Clemmons, North Carolina

Fund VII and Fund VIII Associates (“Fund VII-Fund VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center A retail center located in Stockbridge, Georgia 4. CH2M Hill at Gainesville Property An office building located in Gainesville, Florida

Fund VIII and Fund IX Associates (“Fund VIII-Fund IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin

Joint Venture	Joint Venture Partners	Properties

6. AT&T-TX Building A one-story office building located in Boulder County, Colorado 7. Cirrus Logic Building A two-story office building located in Boulder County, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII-Fund IX Associates. • Wells Operating Partnership, L.P.*	8. Quest Building A two-story office building located in Orange County, California

*	Wells Operating Partnership, L.P.(“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the partnership. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recover and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

(d)	Distributions of Net Cash From Operations

Cash available for distribution, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to each limited partner holding Class A Units until he has received a 10% per annum return on his net capital contributions, as defined. Then, such distributions are paid to the General Partners until each has received 10% of the total amount distributed to date. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each limited partner has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partners’ return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net for all periods during which the units were treated as Class B Units);

•	To the General Partners until each has received 100% of his capital contributions; in the event that each limited partner has received aggregate cash distributions from the Partnership over the life of his investment in excess of a return of his net capital contributions plus his preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues				Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,				Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2004		2003		2004	2003	2004	2003	2004	2003
Fund VI-VII-VIII Associates	$718,744		$714,580		$231,535	$241,000	$0	$0	$231,535	$241,000
Fund VII-VIII Associates	251,871		276,760		40,760	52,982	42,190	21,392	82,950	74,374
Fund VIII-IX Associates	1,000,717	*	931,180	*	511,290	434,626	0	0	511,290	434,626

	$1,971,332		$1,922,520		$783,585	$728,608	$42,190	$21,392	$825,775	$750,000

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

The following information summarizes the operations of the joint venture in which Fund VIII- IX Associates held an ownership interest for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues				Net Income
	Three Months Ended March 31,				Three Months Ended March 31,
	2004		2003		2004	2003
Fund VIII-IX-REIT Associates	$349,394	*	$311,939	*	$162,340	$136,224

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (‘Wells Management’), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2004 and 2003, the properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $148,346 and $162,536, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $20,467 and $14,000 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $51,472 and $33,686 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	SUBSEQUENT EVENT

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 63.4% in Fund VII-VIII Associates. As a result of the sale of the Hannover Center, net proceeds of approximately $1.1 million and a gain of approximately $291,000 have been allocated to the Partnership.

(Collectively, the “Seller”) The Joint Ventures	Joint Venture Partners	Sale Properties

Fund III and Fund IV Associates (“Fund III-IV Associates”)	• Wells Real Estate Fund III, L.P. • Wells Real Estate Fund IV, L.P.	1. Stockbridge Village Shopping Center A retail shopping center located in Stockbridge, Georgia

Fund V and Fund VI Associates (“Fund V-VI Associates”)	• Wells Real Estate Fund V, L.P. • Wells Real Estate Fund VI, L.P.	2. Stockbridge Village II Two retail buildings located in Stockbridge, Georgia

Fund VI and Fund VII Associates (“Fund VI-VII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	3. Stockbridge Village I Expansion A retail shopping center expansion located in Stockbridge, Georgia 4. Stockbridge Village III Two retail buildings located in Stockbridge, Georgia

Fund VII-VIII Associates	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	5. Hannover Center A retail center located in Stockbridge, Georgia

5.	CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is in the latter stages of the holding phase and is entering the positioning-for-sale phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in eight properties through interests in affiliated joint ventures. As of the date of this filing, two properties are substantially leased to tenants at the end of their initial lease terms, three properties are substantially leased to tenants at the middle of their initial lease terms, one property is fully leased to a tenant, Quest Software, Inc., whose lease will expire in July 2004 (new tenant, Gambro, will take occupancy of this space effective November 1, 2004 with rent abatements through January 2005), one property is under contract to be sold, and a substantially leased property sold a single outparcel in 2002.

As the Partnership evolves through the life cycle detailed above, our most significant risks and challenges continue to evolve concurrently. During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During the first quarter of 2004, as compared to the first quarter of 2003, net income increased primarily due to a reduction in depreciation expense recognized for Hannover Center, as this property was classified as held for sale effective March 18, 2003. Cash flows decreased slightly during the first quarter of 2004, as a result of a decrease in distributions received from Joint Ventures.

During 2004, the Partnership anticipates transitioning from the holding phase to the positioning-for-sale phase. Substantially all of our revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (c) below, we anticipate future operating cash flows to decline as the Partnership completes the positioning-for-sale phase and enters into the disposition and liquidation phase.

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

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

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

Gross Revenues

Gross revenues of the Partnership were $408,351 and $363,703 for the three months ended March 31, 2004 and 2003, respectively. The 2004 increase resulted from the corresponding change in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures increased in 2004, as compared to 2003, primarily due to a CAM reimbursement for the US Cellular Building related to the 2002 CAM reconciliation. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

Expenses of Joint Ventures decreased in 2004, as compared to 2003, primarily due to the following items: (i) a decrease in the property tax accrual at Cirrus Logic, and (ii) a decrease in depreciation expense recognized for CH2M Hill Building as the majority of tenant improvement costs became fully depreciated during 2003.

Equity In Income of Joint Ventures – Discontinued Operations

Equity in income generated by the Joint Ventures from discontinued operations increased in 2004, as compared to 2003, primarily due to a decrease in depreciation expense recognized for Hannover Center as a result of classifying the property as held for sale effective March 18, 2003.

As a result of all of the aforementioned factors, equity in income of Joint Ventures was $407,643 and $363,262 for the months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Total expenses of the Partnership were $30,349 and $24,449 for the three months ended March 31, 2004 and 2003, respectively. The overall increase is primarily attributable to an increase in administrative salaries and accounting and legal fees, partially offset by a decrease in other professional fees.

Net Income of the Partnership

As a result of aforementioned factors, net income of the Partnership was $378,002 and $339,254 for the three months ended March 31, 2004 and 2003, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

The Partnership’s net cash flows from operating activities were $(16,234) and $(16,949) for the three months ended March 31, 2004 and 2003, respectively, remaining relatively stable from period to period.

Cash Flows From Investing Activities

Net cash flows from investing activities were $687,469 and $899,331 for the three months ended March 31, 2004 and 2003, respectively. The decrease for 2004, as compared to 2003, is primarily due to decreased distributions received from Fund VI-VII-VIII Associates and Fund VII-VIII Associates.

Cash Flows From Financing Activities

Net cash flows from financing activities remained relatively stable at $(684,240) and $(679,812) for the three months ended March 31, 2004 and 2003, respectively. Cash flows from financing activities is solely comprised of operating distributions to limited partners.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.24 and $0.24 per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued for the first quarter of 2004 to the limited partners holding Class A Units were paid in May 2004. In accordance with the partnership agreement, no distributions have been made to the limited partners holding Class B Units or to the General Partners.

The General Partners anticipate that future operating cash distributions to the limited partners holding Class A Units may decline in the near term as the Partnership funds projected capital expenditures at the CH2M Hill Building and the Quest Building.

Sales Proceeds

The sale of the outparcel of land at Tanglewood Commons in 2002 generated total net sales proceeds of approximately $170,000, which is attributable to the Partnership. Upon evaluating the capital needs of the existing properties in which the Partnership holds interests, the General Partners have decided to hold these net sales proceeds in reserve to partially fund a potential expansion of Tanglewood Commons. Thus, no net sales proceeds will be distributed to the limited partners at this time. The General Partners will continue to monitor the Partnership’s capital needs and will re-evaluate the availability of net sale proceeds for distribution to the limited partners going forward and as additional properties are sold in the future.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In 2004, the General Partners anticipate funding the Partnership’s pro-rata share of re-leasing costs related to the July 31, 2004 expiration of the Quest Building lease (new tenant, Gambro, will take occupancy of this space effective November 1, 2004 with rent abatements through January 2005) and tenant improvements associated with a tenant’s expansion into the currently vacant space at the CH2M Hill Building.

(c)	Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

(e)	Application of Critical Accounting Policies

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

(f)	Certain Litigation Involving our General partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, Wells Investment Securities, Inc., Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, Wells Investment Securities, Inc., and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

(g)	Subsequent Event

On April 29, 2004, four Wells affiliated Joint Ventures (collectively, the “Seller,” defined below) sold the five real properties (the “Sale Properties,” defined below) located in Stockbridge, Georgia to an unrelated third party (“the Purchaser”) for a gross sale price of $23,750,000. The Partnership holds an equity interest of approximately 63.4% in Fund VII-VIII Associates. As a result of the sale of the Hannover Center, net proceeds of approximately $1.1 million and a gain of approximately $291,000 have been allocated to the Partnership.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 10, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
May 10, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

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