Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2004-08-12
CIK 929920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-27888

WELLS REAL ESTATE FUND VIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VIII, L.P.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investments in joint ventures	$17,706,160	$19,065,126
Cash and cash equivalents	1,255,487	256,403
Due from joint ventures	716,295	687,471

Total assets	$19,677,942	$20,009,000

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$24,357	$13,776
Partnership distributions payable	0	684,241

Total liabilities	24,357	698,017

Partners’ capital:
Limited partners:
Class A—2,893,215 units and 2,881,015 units outstanding as of June 30, 2004 and December 31, 2003, respectively	19,611,005	19,310,983
Class B—310,054 units and 322,254 units outstanding as of June 30, 2004 and December 31, 2003, respectively	42,580	0
General partners	0	0

Total partners’ capital	19,653,585	19,310,983

Total liabilities and partners’ capital	$19,677,942	$20,009,000

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$719,800	$387,278	$1,127,443	$750,540

EXPENSES:
Partnership administration	57,187	24,878	79,595	44,432
Legal and accounting	11,004	4,636	18,475	8,079
Other general and administrative	841	4,883	1,311	6,336

Total expenses	69,032	34,397	99,381	58,847
OTHER INCOME	804	425	1,512	867

NET INCOME	$651,572	$353,306	$1,029,574	$692,560

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$608,992	$353,306	$986,994	$692,560

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$42,580	$0	$42,580	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.21	$0.12	$0.34	$0.24

CLASS B	$0.14	$0.00	$0.14	$0.00

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$0.24	$0.24	$0.47

CLASS B	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,893,215	2,872,915	2,892,865	2,870,415

CLASS B	310,054	330,354	310,404	332,854

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,862,365	$20,575,867	340,904	$0	$0	$20,575,867

Net income	0	1,466,474	0	0	0	1,466,474
Distributions of operating cash flow	0	(2,731,358)	0	0	0	(2,731,358)
Class B conversion elections	18,650	0	(18,650)	0	0	0

BALANCE, December 31, 2003	2,881,015	19,310,983	322,254	0	0	19,310,983

Net income	0	986,994	0	42,580	0	1,029,574
Distributions of operating cash flow	0	(686,972)	0	0	0	(686,972)
Class B conversion elections	12,200	0	(12,200)	0	0	0

BALANCE, June 30, 2004	2,893,215	$19,611,005	310,054	$42,580	$0	$19,653,585

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,029,574	$692,560
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,127,443)	(750,540)
Operating distributions received from joint ventures	1,378,222	1,591,907
Change in assets and liabilities:
Accounts payable and accrued expenses	10,581	(4,296)

Total adjustments	261,360	837,071

Net cash provided by operating activities	1,290,934	1,529,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	1,079,363	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(1,371,213)	(1,360,940)

NET INCREASE IN CASH AND CASH EQUIVALENTS	999,084	168,691
CASH AND CASH EQUIVALENTS, beginning of period	256,403	53,894

CASH AND CASH EQUIVALENTS, end of period	$1,255,487	$222,585

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$682,317

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

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

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following eight properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons A retail center in Clemmons, North Carolina
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center (1) A retail center located in Stockbridge, Georgia 4. CH2M Hill Property An office building located in Gainesville, Florida

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

5. US Cellular Building

A four-story office building located in Madison, Wisconsin

6. AT&T-TX Building

A one-story office building located in Farmers Branch, Texas

7. Cirrus Logic Building

A two-story office building located in Boulder County, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII-Fund IX Associates. • Wells Operating Partnership, L.P.(2)	8. 15253 Bake Parkway (formerly Quest Building) A two-story office building located in Orange County, California

(1)	This property was sold in April 2004.
(2)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On April 29, 2004, four Wells-affiliated Joint Ventures, including Fund VII-VIII Associates, sold five real properties, including Hannover Center, to an unrelated third party for a gross sales price of $23,750,000. As a result of the sale of the Hannover Center, net proceeds of approximately $1,100,000, and a gain of approximately $291,000 have been allocated to the Partnership.

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

(d)	Distributions of Net Cash From Operations

Cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to each limited partner holding Class A Units until he has received a 10% per annum return on his net capital contributions, as defined. Then, such distributions are paid to the General Partners until each has received 10% of the total amount distributed to date. Any remaining cash from operations is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until each limited partner has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partners’ return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net for all periods during which the units were treated as Class B Units);

•	To the General Partners until each has received 100% of his capital contributions; in the event that each limited partner has received aggregate cash distributions from the Partnership over the life of his investment in excess of a return of his net capital contributions plus his preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Approval of the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund VI-VII-VIII Associates	$727,301	$704,521	$218,813	$259,935	$0	$0	$218,813	$259,935
Fund VII-VIII Associates	223,899	258,575	23,291	32,851	470,636	42,230	493,927	75,081
Fund VIII-IX Associates	762,652	822,609	613,232	466,457	0	0	613,232	466,457

	$1,713,852	$1,785,705	$855,336	$759,243	$470,636	$42,230	$1,325,972	$801,473

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund VI-VII-VIII Associates	$1,446,075	$1,419,101	$450,348	$500,935	$0	$0	$450,348	$500,935
Fund VII-VIII Associates	475,771	535,335	64,053	85,834	512,825	63,621	576,878	149,455
Fund VIII-IX Associates	1,626,663	1,639,074	1,124,523	901,083	0	0	1,124,523	901,083

	$3,548,509	$3,593,510	$1,638,924	$1,487,852	$512,825	$63,621	$2,151,749	$1,551,473

The following information summarizes the operations of the joint venture in which Fund VIII-Fund IX Associates held an equity interest for the three months and six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Fund VIII-IX-REIT Associates	$457,864	$309,840	$340,891	$141,531

	Total Revenues		Net Income
	Six Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Fund VIII-IX-REIT Associates	$807,258	$621,780	$503,231	$277,755

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management, management and leasing fees equal to (a) of gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $57,840 and $76,036 for the three months ended June 30, 2004 and 2003, respectively, and $113,613 and $131,132 for the six months ended June 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $35,877 and $13,158 for the three months ended June 30, 2004 and 2003, respectively, and $56,344 and $27,158 for the six months ended June 30, 2004 and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interests

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership is moving from the holding phase and beginning the positioning-for-sale phase of its life cycle. One asset has been sold, with the closing of Hannover Center in April 2004. Our focus on the remaining assets involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

The recent sale of the Hannover Center property on April 29, 2004, was a highlight for the Partnership. The sale capitalized on the current strong investor demand for grocery-anchored shopping centers in the market. We also have signed a new lease at the 15253 Bake Parkway building for a 10-year term beginning in November 2004, but the Partnership will have to absorb its pro-rata share of the re-leasing costs this year. The remainder of the portfolio continues to enjoy high occupancy levels, with the portfolio average at 98%.

Given the level of re-leasing costs associated with the Gambro lease at 15253 Bake Parkway, the General Partners are currently reserving operating cash and the net sale proceeds from the sales of the Tanglewood Commons outparcel and Hannover Center. The General Partners anticipate that operating distributions may continue to be reserved or remain low in the near term, particularly given that operating cash flow will decrease with the recent sale of Hannover Center. We also expect that the Partnership will have to absorb its pro rata share of projected capital expenditures at the CH2M Hill Property. As 2004 progresses and the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of net sale proceeds from the Hannover Center sale are appropriate.

As of June 30, 2004, current Class A unit holders have received cumulative net operating cash flows of approximately $20.4 million, as compared to approximately $28.9 million originally invested, or approximately 71% of the dollars invested since inception. No operating distributions have been made to investors holding Class B units or to the General Partners, in line with the partnership agreement.

Property Summary

•	The AT&T-TX Building is currently 100% leased through July 2011.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. Leases for both tenants of the building expire in 2006.

•	The CH2M Hill Property, located in Gainesville, Florida, is approximately 92% leased to a single tenant. This lease expires in November 2005.

•	The Cirrus Logic Building is located in the Broomfield submarket of Denver, Colorado. This property is currently 100% leased to a single tenant through April 2012.

•	The Hannover Center property was sold on April 29, 2004, and approximate net sales proceeds of $1,079,000 have been allocated to the Partnership. The General Partners are currently reserving these proceeds in order to fund the re-leasing costs at 15253 Bake Parkway and anticipated capital expenditures at CH2M Hill Property. As 2004 progresses and the extent of these capital requirements becomes known, the General Partners will determine if all, or a portion of, these net sales proceeds can be distributed in 2005.

•	The tenant lease at the 15253 Bake Parkway building in southern California has been extended through July 2004. We are pleased to report that a new lease has been signed for the entire building with a new tenant (Gambro). This lease will begin on November 1, 2004, and extends through January 31, 2015.

•	The Tanglewood Commons shopping center continues to be well occupied at approximately 99%. The Partnership sold a land outparcel at Tanglewood Commons in 2002, resulting in an allocation of net sales proceeds of approximately $170,000 to the Partnership. These net sales proceeds have been reserved as the General Partners review the potential capital needs at the remaining properties in the Partnership.

•	The U.S. Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

During the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that invest in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. In connection with re-leasing vacant space, the properties within these funds will encounter lower market rental rates and higher concession packages to tenants.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $719,800 and $387,278 for the three months ended June 30, 2004 and 2003, respectively, and $1,127,443 and $750,540 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) a gain recognized on the sale of the Hannover Center in the second quarter of 2004, (ii) additional operating expense reimbursement billings for the US Cellular Building related to a prior period reconciliation, (iii) additional rental revenues as the sole tenant of 15253 Bake Parkway paid a higher month-to-month rental rate beginning in May 2004, and (iv) a significant decrease in depreciation on tenant improvements and amortization expense on leasing commissions related to Quest, as such assets were fully depreciated as of April 30, 2004 (the original lease expiration date). Tenants are billed for operating expense reimbursements based on estimates, which are generally reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We expect future equity in income of Joint Ventures to decrease as a result of entering into a lease for 100% of 15253 Bake Parkway effective November 1, 2004 through January 31, 2015 (with rent abatements through January 2005) at the current prevailing market rate, which is less than the rate obtained from the tenant who previously occupied this space.

Expenses of the Partnership

Total expenses of the Partnership were $69,032 and $34,397 for the three months ended June 30, 2004 and 2003, respectively, and $99,381 and $58,847 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, postage and delivery, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,290,000, as compared to approximately $1,530,000 for the six months ended June 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows are generally used to pay operating distributions to limited partners; however, the Partnership reserved operating distributions for the second quarter of 2004 in order to provide funding for the expenditures noted at the end of this section.

Operating distributions from the Joint Ventures have declined as a result of the sales of properties in previous periods and are expected to continue to decline as we sell additional properties in subsequent periods and fund capital expenditures at the properties. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $24,000 as of June 30, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund its proportionate share of (i) capital expenditures for the CH2M Hill Property, and (ii) capital expenditures and re-leasing costs for 15253 Bake Parkway, as a new tenant will take occupancy effective November 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease approximately 90% of the CH2M Hill Property upon the November 2005 expiration of the CH2M Hill lease. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through the Joint Ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2004
				Amount	Purpose
Tanglewood Commons Outparcel (sold 2002)	$524,398	32.4%	$169,643	$0	—	$0	$169,643
Hannover Center (sold 2004)	1,703,431	63.4%	1,079,364	0	—	0	1,079,364

Total			$1,249,007	$0		$0	$1,249,007

Upon evaluating the capital needs of the existing properties in which the Partnership holds interests, the General Partners have decided to hold these net sales proceeds in reserve in order to fund costs anticipated in connection with re-leasing the CH2M Hill Property and re-leasing costs and capital expenditures for 15253 Bake Parkway. Thus, no net sales proceeds will be distributed to the limited partners at this time. The General Partners will continue to monitor the Partnership’s capital needs and will re-evaluate the availability of net sale proceeds for distribution to the limited partners going forward and as additional properties are sold in the future.

(d)	Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

(g)	Certain Litigation Involving our General partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following Current Reports on Form 8-K during the second quarter of 2004:

(i)	On May 10, 2004, the Partnership filed a Current Report on Form 8-K dated April 29, 2004, reporting the sale of Hannover Center; and

(ii)	On June 24, 2004, the Partnership filed Amendment No. 1 to Current Report on Form 8-K/A dated April 29, 2004, providing the required financial statements relating to the sale of Hannover Center.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President

August 12, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (previously filed with the commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the period ending June 30, 2004, Commission File No. 0-18407, and hereby incorporated by this reference).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002