Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2005-05-13
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VIII, L.P.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$14,650,310	$14,392,272
Cash and cash equivalents	6,821,990	6,906,555
Due from joint ventures	554,146	456,859

Total assets	$22,026,446	$21,755,686

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$16,235	$30,623
Partnership distributions payable	220,831	0
Due to affiliates	9,693	9,063

Total liabilities	246,759	39,686

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,944,413 units and 2,931,096 units outstanding as of March 31, 2005 and December 31, 2004, respectively	21,450,485	21,206,578
Class B—258,856 units and 272,173 units outstanding as of March 31, 2005 and December 31, 2004, respectively	329,202	509,422
General partners	0	0

Total partners’ capital	21,779,687	21,716,000

Total liabilities and partners’ capital	$22,026,446	$21,755,686

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$310,924	$407,643

EXPENSES:
Partnership administration	33,330	22,408
Legal and accounting	10,512	7,471
Other general and administrative	443	470

Total expenses	44,285	30,349

INTEREST AND OTHER INCOME	17,879	708

NET INCOME	$284,518	$378,002

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$439,812	$378,002

CLASS B	$(155,294)	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.15	$0.13

CLASS B	$(0.60)	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,944,413	2,892,515

CLASS B	258,856	310,754

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	2,881,015	$19,310,983	322,254	$0	$0	$19,310,983

Class A conversion elections	(1,330)	(9,072)	1,330	9,072	0	0
Class B conversion elections	51,411	12,569	(51,411)	(12,569)	0	0
Net income	0	3,265,975	0	512,919	0	3,778,894
Distributions of operating cash flows ($0.47 per weighted-average Class A Units)	0	(1,373,877)	0	0	0	(1,373,877)

BALANCE, December 31, 2004	2,931,096	21,206,578	272,173	509,422	0	21,716,000

Class A conversion elections	13,317	24,926	(13,317)	(24,926)	0	0
Net income (loss)	0	439,812	0	(155,294)	0	284,518
Distributions of operating cash flows ($0.08 per weighted-average Class A Units)	0	(220,831)	0	0	0	(220,831)

BALANCE, March 31, 2005	2,944,413	$21,450,485	258,856	$329,202	$0	$21,779,687

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$284,518	$378,002
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(310,924)	(407,643)
Operating distributions received from joint ventures	312,880	687,469
Change in assets and liabilities:
Accounts payable and accrued expenses	(14,388)	13,407
Due to affiliates	630	0

Total adjustments	(11,802)	293,233

Net cash provided by operating activities	272,716	671,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(357,281)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(684,240)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(84,565)	(13,005)

CASH AND CASH EQUIVALENTS, beginning of period	6,906,555	256,403

CASH AND CASH EQUIVALENTS, end of period	$6,821,990	$243,398

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$220,831	$686,972

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center(2) A retail center located in Stockbridge, Georgia 4. CH2M Hill Building An office building located in Gainesville, Florida
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin 6. AT&T-Texas Building A one-story office building located in Farmers Branch, Texas

Joint Venture	Joint Venture Partners	Properties
7. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII—IX Associates. • Wells Operating Partnership, L.P.(3)	8. 15253 Bake Parkway(4) A two-story office building located in Irvine, California

(1)	An outparcel of this property was sold in October 2002 and the shopping center was sold in April 2005.
(2)	This property was sold in April 2004.
(3)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(4)	This property was sold in December 2004.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four Wells-affiliated joint ventures, including Fund VII-VIII Associates, sold five real properties, including Hannover Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of the Hannover Center, the Partnership received net sale proceeds of approximately $1,100,000 and was allocated a gain of approximately $291,000.

On December 2, 2004, Fund VIII-IX-REIT Associates sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $5,487,000 and was allocated a gain of approximately $1,367,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $33,414 and $56,101 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $29,907 and $20,467 for the three months ended March 31, 2005 and 2004, respectively. Administrative reimbursements of $9,693 and $9,063 are included in due to affiliates in the accompanying balance sheet as of March 31, 2005 and December 31, 2004, respectively.

4.	INVESTMENT IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in eight properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of these Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VI-VII-VIII Associates	$461,266	$458,949	$145,536	$109,190	$148,431	$122,345	$293,967	$231,535
Fund VII-VIII Associates	219,284	251,871	10,996	40,761	0	42,190	10,996	82,951
Fund VIII-IX Associates	738,484	864,011	381,126	511,290	0	0	381,126	511,290

	$1,419,034	$1,574,831	$537,658	$661,241	$148,431	$164,535	$686,089	$825,776

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Associates	$0	$0	$(15,732)	$(6,470)	$38,658	$168,810	$22,926	$162,340

5.	SUBSEQUENT EVENT

On April 21, 2005, Fund VI-VII-VIII Associates sold Tanglewood Commons to an unrelated third party. The gross sales price, excluding closing costs, for Tanglewood Commons was $11,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3.6 million and was allocated a gain of approximately $1.8 million. The Partnership holds equity interests of approximately 32.35% in Fund VI-VII-VIII Associates, the former owner of Tanglewood Commons. The gain recognized from the sale of Tanglewood Commons may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary note regarding forward-looking statements” preceding Part I, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our annual report filed on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are moving from the holding phase to the beginning of the positioning-for-sale phase of our life cycle. We invested in the Joint Ventures, which originally acquired eight properties, of which three properties have been sold with the closing of the Tanglewood Commons shopping center after the close of the quarter. Our focus on the remaining assets in the Joint Ventures involves increasing occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

We announced the first distribution of net sale proceeds to the limited partners, scheduled for the second quarter 2005, totaling approximately $5.3 million from the sales of Hannover Center, 15253 Bake Parkway, and the Tanglewood Commons outparcel, as well as a portion of the early lease termination payment from Cirrus Logic, Inc. at 305 Interlocken Parkway.

After the close of the quarter, BellSouth Advertising & Publishing Corporation (“BellSouth”) signed a lease extension at the BellSouth Building. The lease term has been extended an additional three years, however under terms of the amendment, BellSouth will reduce their leased square footage by approximately 12,000 square feet beginning in May 2006.

The first quarter 2005 annualized operating distributions to the Class A unit holders were 3.0%, after reserving distributions in the prior quarter. We anticipate that operating distributions may be reserved or remain low in the near term, considering the vacancy at 305 Interlocken Parkway, the re-leasing costs for the remaining vacant space at the CH2M Hill Building, and the reduced cash flow resulting from the property sales. Once the details surrounding the extent of the capital requirements, as well as the outcome of the leasing efforts become known, we will evaluate if distributions of the remaining net sale proceeds from 15253 Bake Parkway and Tanglewood Commons shopping center sales are appropriate.

Property Summary

Information regarding the properties owned by the Joint Ventures follows:

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. After the close of the quarter, BellSouth, the majority tenant, signed a lease extension through April 2009. As a result of the lease extension, BellSouth will reduce their leased square footage by approximately 12,000 square feet in May 2006. American Express leases the remainder of the building and their lease expires in April 2006.

•	Tanglewood Commons was sold on April 21, 2005, and the Partnership received net sale proceeds of approximately $3,600,000. Fund VI-VII-VIII Associates had previously sold a land outparcel at Tanglewood in 2002, resulting in the receipt of net sale proceeds of approximately $170,000. The Partnership retains an ownership interest in two remaining outparcels, which will be marketed for sale now that the shopping center has been sold. The General Partners will evaluate the capital needs of the Partnership to determine if all, or a portion of, the proceeds from the sale of the Tanglewood Commons shopping center can be distributed in 2005.

•	Hannover Center was sold on April 29, 2004, and the Partnership received net sale proceeds of approximately $1,079,000. These proceeds are planned to be distributed in the second quarter 2005.

•	The CH2M Hill Building is located in Gainesville, Florida. We renewed the lease with CH2M Hill, Inc. in the fourth quarter 2004 for an additional five years, extending the lease term to November 2010. As part of the negotiation, the tenant reduced the size of its space, resulting in a lower occupancy of 83% for the building. We are aggressively marketing the remaining vacant space in this property.

•	The U.S. Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T-Texas Building is currently 100% leased through July 2011.

•	305 Interlocken Parkway is located in the Broomfield submarket of Denver, Colorado. Based on concerns over the tenant’s long-term viability, we renegotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs, $1,300,000 for future leasing costs, $500,000 for operating expenses while the property is vacant, and $1,673,000 as a lease termination fee. We are aggressively pursuing re-leasing opportunities at this building at this time.

•	15253 Bake Parkway, located in Irvine, California, was sold on December 2, 2004, following the signing of a new 10-year lease with Gambro Healthcare, Inc. As a result of the sale, the Partnership received net sale proceeds of approximately $5,487,000. We have used approximately $288,000 of these proceeds to fund the Partnership’s pro-rata share of the re-leasing costs. We are planning to distribute approximately $3,613,000 of these proceeds to the limited partners in the second quarter 2005. The remaining proceeds have been reserved as the General Partners review the potential capital needs at the remaining properties in the Partnership.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results	of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $310,924 and $407,643 for the three months ended March 31, 2005 and 2004, respectively. The 2005 decrease is primarily attributable to the sales of Hannover Center in April 2004 and 15253 Bake Parkway in December 2004, partially offset by a decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004.

We expect future equity in income of Joint Ventures to decrease as a result of the sale of the Tanglewood Commons shopping center in April 2005.

Expenses of the Partnership

Expenses of the Partnership were $44,285 and $30,349 for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily attributable to increases in administrative salaries, accounting fees, and legal costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

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

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $273,000, as compared to approximately $671,000 for the three months ended March 31, 2004. The 2005 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures due to (i) the sale of Hannover Center in April 2004, (ii) an early lease termination of the sole tenant of 305 Interlocken Parkway, (iii) the sale of 15253 Bake Parkway in December 2004, (iv) funding the Partnership’s pro rata share of re-leasing costs at the CH2M Hill Building, and (v) funding the Partnership’s pro-rata share of building improvements at the BellSouth Building. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have used net operating cash flow and cash on hand to pay operating distributions to limited partners.

Future operating distributions from the Joint Ventures are expected to remain low or be reserved as we sell additional properties in subsequent periods and fund the Partnership’s pro-rata share of anticipated leasing costs for the BellSouth Building and capital expenditure at the AT&T–Texas Building. At this time, we expect to continue to generate cash flows from operations, including operating distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $247,000 as of March 31, 2005.

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

As of March 31, 2005, we have received, used, and held net proceeds from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0		$0	$169,643
Hannover Center (sold in 2004)	1,703,431		63.4%	1,079,364	0		0	1,079,364
305 Interlocken Parkway (early termination in 2004)	800,000	(1)	54.8%	438,374	0		0	438,374
15253 Bake Parkway (sold in 2004)	11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	0	5,062,619

				$7,174,857	$424,857		$0	$6,750,000

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined to hold reserves of net sale proceeds of approximately $1,450,000. Our General Partners anticipate distributing residual net sale proceeds of approximately $5,300,000 in the second quarter of 2005 as further described below. Net sale proceeds of approximately $3,636,000 attributable to the Partnership from the April 21, 2005 sale of the Tanglewood Commons shopping center were held at Fund VI-VII-VIII Associates and transferred to the Partnership in April 2005.

Contractual	Obligations and Commitments

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $5,300,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2004. From total net sale proceeds of approximately $7,174,857, we used $288,401 and $136,456 to fund the Partnership’s share of re-leasing costs at 15253 Bake Parkway and the CH2M Hill Building, respectively, intend to distribute approximately $5,300,000 to the limited partners, and retain the residual balance of approximately $1,450,000 in reserve in order to fund future capital expenditure costs of the Partnership.

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

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v Leo Fl Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interests

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

On April 21, 2005, Fund VI-VII-VIII Associates sold Tanglewood Commons to an unrelated third party. The gross sales price, excluding closing costs, for Tanglewood Commons was $11,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3.6 million and was allocated a gain of approximately $1.8 million. The Partnership holds equity interests of approximately 32.35% in Fund VI-VII-VIII Associates, the former owner of Tanglewood Commons. The gain recognized from the sale of Tanglewood Commons may be adjusted as additional information becomes available in subsequent periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for Tanglewood Commons (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the period ending March 31, 2005, Commission File No. 0-23656, and hereby incorporated by this reference)

10.2	First Amendment to Purchase and Sale Agreement for Tanglewood Commons (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the period ending March 31, 2005, Commission File No. 0-23656, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002