Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2005-08-12
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND VIII, L.P.

WELLS REAL ESTATE FUND VIII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$12,837,009	$14,392,272
Cash and cash equivalents	5,269,124	6,906,555
Due from joint ventures	268,707	456,859

Total assets	$18,374,840	$21,755,686

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$45,589	$30,623
Partnership distributions payable	243,473	0
Due to affiliates	10,573	9,063

Total liabilities	299,635	39,686

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,947,600 units and 2,931,096 units outstanding as of June 30, 2005 and December 31, 2004, respectively	18,075,205	21,206,578
Class B—255,669 units and 272,173 units outstanding as of June 30, 2005 and December 31, 2004, respectively	0	509,422
General partners	0	0

Total partners’ capital	18,075,205	21,716,000

Total liabilities and partners’ capital	$18,374,840	$21,755,686

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$1,877,665	$719,800	$2,188,589	$1,127,443

EXPENSES:
Partnership administration	50,578	57,187	83,908	79,595
Legal and accounting	14,166	11,004	24,678	18,475
Other general and administrative	987	841	1,430	1,311

Total expenses	65,731	69,032	110,016	99,381

INTEREST AND OTHER INCOME	27,056	804	44,935	1,512

NET INCOME	$1,838,990	$651,572	$2,123,508	$1,029,574

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$201,813	$608,992	$641,625	$986,994

CLASS B	$1,637,177	$42,580	$1,481,883	$42,580

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.07	$0.21	$0.22	$0.34

CLASS B	$6.40	$0.14	$5.76	$0.14

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,947,600	2,893,215	2,946,007	2,892,865

CLASS B	255,669	310,054	257,262	310,404

See	accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	2,881,015	$19,310,983	322,254	$0	$0	$19,310,983
Class A conversion elections	(1,330)	(9,072)	1,330	9,072	0	0
Class B conversion elections	51,411	12,569	(51,411)	(12,569)	0	0
Net income	0	3,265,975	0	512,919	0	3,778,894
Distributions of operating cash flows ($0.47 per weighted-average Class A Unit)	0	(1,373,877)	0	0	0	(1,373,877)

BALANCE, December 31, 2004	2,931,096	21,206,578	272,173	509,422	0	21,716,000
Class B conversion elections	16,504	28,979	(16,504)	(28,979)	0	0
Net income	0	641,625	0	1,481,883	0	2,123,508
Distributions of net sales proceeds ($1.13 and $7.63 per Class A Unit and Class B Unit, respectively)	0	(3,337,673)	0	(1,962,326)	0	(5,299,999)
Distributions of operating cash flows ($0.16 per weighted-average Unit)	0	(464,304)	0	0	0	(464,304)

BALANCE, June 30, 2005	2,947,600	$18,075,205	255,669	$0	$0	$18,075,205

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,123,508	$1,029,574
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,188,589)	(1,127,443)
Operating distributions received from joint ventures	723,047	1,378,222
Operating changes in assets and liabilities:
Increase in accounts payable and accrued expenses	14,966	10,581
Increase in due to affiliates	1,510	0

Total adjustments	(1,449,066)	261,360

Net cash provided by operating activities	674,442	1,290,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(426,497)	0
Net sale proceeds received from joint ventures	3,635,454	1,079,363

Net cash provided by investing activities	3,208,957	1,079,363

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(220,831)	(1,371,213)
Net sale proceeds distributions paid to limited partners	(5,299,999)	0

Net cash (used in) provided by investing activities	(5,520,830)	(1,371,213)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,637,431)	999,084

CASH AND CASH EQUIVALENTS, beginning of period	6,906,555	256,403

CASH AND CASH EQUIVALENTS, end of period	$5,269,124	$1,255,487

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$243,473	$0

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina, and two outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center(2) A retail center located in Stockbridge, Georgia 4. CH2M Hill Building An office building located in Gainesville, Florida
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin

Joint Venture	Joint Venture Partners	Properties
6. AT&T-Texas Building A one-story office building located in Farmers Branch, Texas 7. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII - IX Associates. • Wells Operating Partnership, L.P.(3)	8. 15253 Bake Parkway(4) A two-story office building located in Irvine, California

(1)	The shopping center was sold in April 2005; two outparcels of land remain as of June 30, 2005.

(2)	This property was sold in April 2004.

(3)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(4)	This property was sold in December 2004.

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

On December 2, 2004, Fund VIII-IX-REIT Associates sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $5,487,000 and was allocated a gain of approximately $1,278,000.

On April 21, 2005, Fund VI-VII-VIII Associates sold the shopping center at Tanglewood Commons to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,635,000 and was allocated a gain of approximately $1,755,000. The gain recognized from the sale of the shopping center at Tanglewood Commons may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash from operations is to be allocated between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until each limited partner has received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until they have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until they have received an amount equal to their respective preferential limited partners’ returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net for all periods during which the units were treated as Class B Units);

•	To the General Partners until they have received 100% of their respective capital contributions; in the event that the limited partners have received aggregate cash distributions from the Partnership over the life of their respective investments in excess of a return of their respective net capital contributions, plus the preferential limited partner return, the General Partners shall receive an additional sum equal to 25% of such excess; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $27,761 and $56,093 for the three months ended June 30, 2005 and 2004, respectively, and $61,175 and $112,194 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $31,293 and $35,877 for the three months ended June 30, 2005 and 2004, respectively, and $61,200 and $56,344 for the six months ended June 30, 2005 and 2004, respectively. Administrative reimbursements of $10,573 and $9,063 are included in due to affiliates in the accompanying balance sheet as of June 30, 2005 and December 31, 2004, respectively.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures in which the Partnership held ownership interests for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations				Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,				Three Months Ended June 30,
	2005	2004	2005	2004	2005		2004		2005	2004
Fund VI-VII-VIII Associates	$390,486	$468,197	$106,020	$109,354	$5,425,513	(1)	$109,459		$5,531,533	$218,813
Fund VII-VIII Associates	228,526	223,900	34,082	21,454	(2,774)		472,474	(2)	31,308	493,928
Fund VIII-IX Associates	672,742	762,651	124,318	613,232	0		0		124,318	613,232

	$1,291,754	$1,454,748	$264,420	$744,040	$5,422,739		$581,933		$5,687,159	$1,325,973

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations				Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,				Six Months Ended June 30,
	2005	2004	2005	2004	2005		2004		2005	2004
Fund VI-VII-VIII Associates	$851,753	$927,146	$244,908	$214,894	$5,580,592	(1)	$235,454		$5,825,500	$450,348
Fund VII-VIII Associates	447,810	475,771	45,078	62,214	(2,774)		514,664	(2)	42,304	576,878
Fund VIII-IX Associates	1,411,225	1,626,663	505,443	1,124,523	0		0		505,443	1,124,523

	$2,710,788	$3,029,580	$795,429	$1,401,631	$5,577,818		$750,118		$6,373,247	$2,151,749

(1)	Includes a gain of approximately $5,423,000 recognized on the sale of the shopping center at Tanglewood Commons, of which approximately $1,755,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Includes a gain of approximately $459,000 recognized on the sale of Hannover Center, of which approximately $291,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months and six months ended June 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Associates	$0	$0	$(4,201)	$(1,687)	$(198,856)	$342,578	$(203,057)	$340,891

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Associates	$0	$0	$(19,933)	$(8,157)	$(160,198)	$511,388	$(180,131)	$503,231

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

Portfolio Overview

We are moving from the holding phase and beginning the positioning-for-sale phase of our life cycle. We have now sold three assets with the closing of the shopping center at Tanglewood Commons in the second quarter 2005, leaving 5 assets and two outparcels of land remaining in the portfolio. Our focus on the remaining assets involves increasing the occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

During the second quarter of 2005, we engaged in several significant activities that further position our assets for sale. We sold the shopping center at Tanglewood Commons for a gross sale price of approximately $11,500,000, which is well above the original purchase price for this asset. In addition, we have executed a three-year lease extension for the BellSouth Advertising and Publishing Corporation (“BellSouth”) lease, which comprises approximately 62% of the BellSouth Building. We further distributed net sale proceeds to limited partners in May 2005, of approximately $5,300,000. Lastly, we have announced the next planned net sale proceeds distribution to the limited partners of approximately $5,000,000, which is scheduled to be paid in the fourth quarter of 2005.

Operating distributions payable to the Class A unit holders for the second quarter of 2005 increased slightly from the first quarter of 2005 primarily as a result of lease cancellation revenue at 305 Interlocken Parkway. We anticipate that operating distributions may be reserved or remain low in the near term, considering the vacancy at 305 Interlocken Parkway, the re-leasing costs anticipated for the remaining vacant space at the CH2M Hill Building and the BellSouth Building, and the reduction in operating cash flow resulting from the property sales. Once the details surrounding the extent of the capital requirements, as well as the outcome of the leasing efforts become known, we will evaluate if distributions of the remaining net sale proceeds from the sale of the shopping center at Tanglewood Commons are appropriate.

Property Summary

Information regarding the properties owned, or previously owned, by the Joint Ventures follows:

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. We have completed a three-year lease extension with BellSouth through April 2009. As part of this negotiation, BellSouth will reduce their square footage by approximately 12,000 square feet in 2006. We are currently in discussions with the other tenant in the building regarding a potential lease extension/expansion.

•	The retail shopping center of Tanglewood Commons was sold on April 21, 2005 for a gain of approximately $5,423,000, of which approximately $1,755,000 was allocated to the Partnership. Following this sale, we retained an interest in two outparcels of land as Tanglewood Commons.

•	Hannover Center was sold on April 29, 2004 for a gain of approximately $459,000 of which approximately $291,000 was allocated to the Partnership.

•	The CH2M Hill Building is located in Gainesville, Florida. We renewed the CH2M Hill, Inc. lease in the fourth quarter 2004 for an additional five years, extending the lease term to November 2010. As part of the negotiation, the tenant reduced the size of its space, resulting in a lower occupancy of 83% for the building. We are aggressively marketing the remaining vacant space in this property.

•	The US Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T—Texas Building is 100% leased through July 2011.

•	The 305 Interlocken Parkway property is located in the Broomfield submarket of Denver, Colorado. Based on concerns over the tenant’s long-term viability, the General Partners negotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs, $1,300,000 for future leasing costs, $500,000 for operating expenses while the property is vacant, and $1,673,000 as an additional termination fee. We are aggressively working on re-leasing the building at this time.

•	The 15253 Bake Parkway building, located in Irvine, California, was sold on December 2, 2004 for a gain of approximately $2,769,000 of which approximately $1,278,000 was allocated to the Partnership.

•	As of June 30, 2005, the property sales described above generated approximately $10,810,000 in net sales proceeds allocated to the Partnership, of which approximately $425,000 has been utilized, approximately $85,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated capital improvements at the AT&T—Texas Building and anticipated re-leasing costs at the BellSouth Building and the CH2M Hill Building approximately $5,300,000 has been distributed to the limited partners, and approximately $5.0 million is earmarked to be distributed to the limited partners in the fourth quarter of 2005 (see Liquidity and Capital Resources below).

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,877,665 and $719,800 for the three months ended June 30, 2005 and 2004, respectively, and $2,188,589 and $1,127,443 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to (i) recognizing a gain on the sale of the shopping center at Tanglewood Commons during the second quarter of 2005, (ii) a decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (iii) the gain recognized on the sale of Hannover Center during the second quarter of 2004, and (iv) forgone operating income due to the sales of Hannover Center in April 2004, 15253 Bake Parkway in December 2004, and the shopping center at Tanglewood Commons in April 2005, and the early lease termination of the sole tenant of 305 Interlocken Parkway in August 2004.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of the shopping center at Tanglewood Commons.

Expenses of the Partnership

Expenses of the Partnership were $65,731 and $69,032 for the three months ended June 30, 2005 and 2004, respectively, and $110,016 and $99,381 for the six months ended June 30, 2005 and 2004, respectively. The increase for the six months ended June 30, 2005, as compared to the six months ended 2004, is primarily attributable to increases in administrative salaries, accounting fees, and legal costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $674,000, as compared to approximately $1,291,000 for the six months ended June 30, 2004. The 2005 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures due to (i) the sales of Hannover Center in April 2004, 15253 Bake Parkway in December 2004, and the shopping center at Tanglewood Commons in April 2005, (ii) an early lease termination of the sole tenant of 305 Interlocken Parkway in August 2004, and (iii) funding the Partnership’s pro-rata share of re-leasing costs at the CH2M Hill Building and building improvements at the BellSouth Building. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have used net operating cash flow and cash on hand to pay operating distributions to limited partners.

Future operating distributions from the Joint Ventures are expected to remain low or be reserved as we sell additional properties in subsequent periods and fund the Partnership’s pro-rata share of anticipated capital improvements at the AT&T—Texas Building and anticipated re-leasing costs at the BellSouth Building and the CH2M Hill Building. At this time, we expect to continue to generate cash flows from operations, including operating distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $300,000 as of June 30, 2005.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are pre-leased to creditworthy tenants through joint ventures with affiliated partnerships.

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

As of June 30, 2005, we have received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0		$169,643	$0
Hannover Center (sold in 2004)	1,703,431		63.4%	1,079,364	0		1,079,364	0
305 Interlocken Parkway (early termination in 2004)	800,000	(1)	54.8%	438,374	0		438,374	0
15253 Bake Parkway (sold in 2004)	11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	3,612,619	1,450,000
Tanglewood Commons Shopping Center (sold in 2005)	11,236,283		32.4%	3,635,454	0		0	3,635,454

Total				$10,810,311	$424,857		$5,300,000	$5,085,454

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

During the second quarter 2005, we received net sale proceeds of approximately $3,600,000 from the sale of the shopping center at Tanglewood Commons and distributed net sale proceeds of approximately $5,300,000 to the limited partners. Upon evaluating the capital needs of the properties in which we hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $85,000 will be necessary to fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements for the AT&T-Texas Building and re-leasing costs for the BellSouth Building and the CH2M Hill Building. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $5,000,000 in the fourth quarter of 2005, as further discussed below

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $5,000,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or distributions may be made at a lower amount.

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months and six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets we held as of June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

10.1	Second Amendment to Lease Agreement with BellSouth Advertising and Publishing Corporation for a portion of the BellSouth Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the period ending June 30, 2005, Commission File No. 0-23656, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002