Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2005-11-14
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND VIII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$12,738,176	$14,392,272
Cash and cash equivalents	5,250,515	6,906,555
Due from joint ventures	263,607	456,859

Total assets	$18,252,298	$21,755,686

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$51,955	$30,623
Due to affiliates	8,251	9,063

Total liabilities	60,206	39,686

PARTNERS’ CAPITAL:
Limited partners:
Class A—2,947,600 units and 2,931,096 units outstanding as of September 30, 2005 and December 31, 2004, respectively	18,192,092	21,206,578
Class B—255,669 units and 272,173 units outstanding as of September 30, 2005 and December 31, 2004, respectively	0	509,422
General partners	0	0

Total partners’ capital	18,192,092	21,716,000

Total liabilities and partners’ capital	$18,252,298	$21,755,686

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$164,773	$1,258,708	$2,353,362	$2,386,151

EXPENSES:
Partnership administration	41,246	38,686	126,585	119,592
Legal and accounting	26,059	16,376	50,736	34,852

Total expenses	67,305	55,062	177,321	154,444

INTEREST AND OTHER INCOME	19,418	2,424	64,353	3,936

NET INCOME	$116,886	$1,206,070	$2,240,394	$2,235,643

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$116,886	$1,157,902	$758,511	$2,144,896

CLASS B	$0	$48,168	$1,481,883	$90,747

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.04	$0.40	$0.26	$0.74

CLASS B	$0.00	$0.15	$5.77	$0.29

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,947,600	2,892,235	2,946,538	2,892,655

CLASS B	255,669	311,034	256,731	310,614

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	2,881,015	$19,310,983	322,254	$0	$0	$19,310,983

Class A conversion elections	(1,330)	(9,072)	1,330	9,072	0	0
Class B conversion elections	51,411	12,569	(51,411)	(12,569)	0	0
Net income	0	3,265,975	0	512,919	0	3,778,894
Distributions of operating cash flows ($0.47 per weighted-average Class A Unit)	0	(1,373,877)	0	0	0	(1,373,877)

BALANCE, December 31, 2004	2,931,096	21,206,578	272,173	509,422	0	21,716,000

Class B conversion elections	16,504	28,979	(16,504)	(28,979)	0	0
Net income	0	758,511	0	1,481,883	0	2,240,394
Distributions of net sale proceeds ($1.13 and $7.64 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,337,673)	0	(1,962,326)	0	(5,299,999)
Distributions of operating cash flows ($0.16 per weighted-average Class A Unit)	0	(464,303)	0	0	0	(464,303)

BALANCE, September 30, 2005	2,947,600	$18,192,092	255,669	$0	$0	$18,192,092

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,240,394	$2,235,643
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,353,362)	(2,386,151)
Operating changes in assets and liabilities:
Increase in accounts payable and accrued expenses	21,332	15,550
Decrease in due to affiliates	(812)	0

Total adjustments	(2,332,842)	(2,370,601)
Operating distributions received from joint ventures	991,753	1,944,066

Net cash provided by operating activities	899,305	1,809,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(426,497)	0
Net sale proceeds received from joint ventures	3,635,454	1,079,364

Net cash provided by investing activities	3,208,957	1,079,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(464,303)	(1,371,211)
Net sale proceeds distributions paid to limited partners	(5,299,999)	0

Net cash used in investing activities	(5,764,302)	(1,371,211)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,656,040)	1,517,261

CASH AND CASH EQUIVALENTS, beginning of period	6,906,555	256,403

CASH AND CASH EQUIVALENTS, end of period	$5,250,515	$1,773,664

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in partnership distributions payable	$0	$686,906

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

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

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 24, 1995. The offering was terminated on January 4, 1996, at which time the Partnership had sold approximately 2,613,534 Class A Units and 590,735 Class B Units representing capital contributions of $32,042,689.

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center(2) A retail center located in Stockbridge, Georgia 4. CH2M Hill Building An office building located in Gainesville, Florida
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin

Joint Venture	Joint Venture Partners	Properties
6. AT&T-Texas Building A one-story office building located in Farmers Branch, Texas 7. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII—IX Associates. • Wells Operating Partnership, L.P.(3)	8. 15253 Bake Parkway(4) A two-story office building located in Irvine, California

(1)	The shopping center and one outparcel of land were sold in April 2005; one outparcel of land was sold in October 2002; and two outparcels of land remain unsold as of September 30, 2005.
(2)	This property was sold in April 2004.
(3)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(4)	This property was sold in December 2004.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and forgoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On April 29, 2004, four Wells-affiliated joint ventures, including Fund VII-VIII Associates, sold five real properties, including Hannover Center, to an unrelated third party for a gross sale price of $23,750,000. As a result of the sale of the Hannover Center, the Partnership received net sale proceeds of approximately $1,079,000 and was allocated a gain of approximately $291,000.

On December 2, 2004, Fund VIII-IX-REIT Associates sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $5,487,000 and was allocated a gain of approximately $1,276,000.

On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,635,000 and was allocated a gain of approximately $1,755,000.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

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

Distribution of Sale Proceeds

Upon sales of properties, the net sale proceeds are distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per-unit basis;

•	To all limited partners on a per-unit basis until they have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until they have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

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

3.    RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $25,656 and $42,798 for the three months ended September 30, 2005 and 2004, respectively, and $86,831 and $154,992 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $26,274 and $30,763 for the three months ended September 30, 2005 and 2004, respectively, and $87,474 and $87,107 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $8,251 and $9,063, respectively, are included in due to affiliates in the accompanying balance sheet.

4.    INVESTMENT IN JOINT VENTURES

Summary of Operations

Condensed financial information for the Joint Ventures in which the Partnership held ownership interests for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund VI-VII-VIII Associates	$461,605	$460,132	$174,796	$158,362	$(1,104)	$155,106		$173,692	$313,468	(1)
Fund VII-VIII Associates	244,708	251,295	25,565	68,886	(404)	21		25,161	68,907	(1)
Fund VIII-IX Associates	616,950	1,982,334	169,048	2,032,284	0	0		169,048	2,032,284	(1)

	$1,323,263	$2,693,761	$369,409	$2,259,532	$(1,508)	$155,127		$367,901	$2,414,659

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations			Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004		2005	2004
Fund VI-VII-VIII Associates	$1,313,357	$1,387,278	$409,150	$359,828	$5,590,041 (2)	$403,987		$5,999,191	$763,815	(1)
Fund VII-VIII Associates	692,518	727,067	70,643	131,100	(3,178)	514,685	(3)	67,465	645,785	(1)
Fund VIII-IX Associates	2,028,175	3,608,997	674,491	3,156,807	0	0		674,491	3,156,807	(1)

	$4,034,050	$5,723,342	$1,154,284	$3,647,735	$5,586,863	$918,672		$6,741,147	$4,566,407

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $43,765, $17,639, and $71,476 for Fund VI-VII-VIII Associates, Fund VII-VIII Associates, and Fund VIII-IX Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of approximately $5,423,000 recognized on the sale of the Tanglewood Commons shopping center, of which approximately $1,755,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(3)	Includes a gain of approximately $459,000 recognized on the sale of Hannover Center, of which approximately $291,000 was attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months and nine months ended September 30, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Associates	$0	$0	$(4,373)	$(5,127)	$(1,192)	$119,079	$(5,565)	$113,952	(4)

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Associates	$0	$0	$(19,758)	$(13,284)	$(165,939)	$630,466	$(185,697)	$617,182	(4)

(4)	Effective July 1, 2004, Fund VIII-IX REIT Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $19,296. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

5.    SUBSEQUENT EVENTS

Distribution of Net Sale Proceeds

The sales of the 15253 Bake Parkway and the Tanglewood Commons shopping center generated total net sale proceeds to the Partnership of approximately $9,123,000, of which approximately $425,000 has been invested in the Joint Ventures to fund re-leasing costs for 15253 Bake Parkway and the CH2M Hill Building, and approximately $3,613,000 has previously been distributed to the limited partners through September 30, 2005. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $85,000 will be required to fund the Partnership’s share of anticipated capital improvements at the AT&T—Texas Building, re-leasing costs for the BellSouth Building, and anticipated re-leasing costs for the remaining vacant space for the CH2M Hill Building. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $5,000,000 to the limited partners of record as of September 30, 2005, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2005.

Purchase and Sale Agreement

On November 8, 2005, Fund VII-VIII Associates entered into a purchase and sale agreement to sell the CH2M Hill Building for a gross sales price of $8,200,000, excluding closing costs, to an unaffiliated third party. The closing of this transaction is expected to occur during the fourth quarter of 2005. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 17, 2005. Accordingly, there are no assurances that this sale will be completed.

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

The period during which the Partnership invests the capital rose during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

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

Portfolio Overview

We have moved from the holding phase into the positioning-for-sale phase of its life cycle. We have now sold three assets with the closing of the Tanglewood Commons shopping center and outparcel of land in the second quarter 2005. The CH2M Hill Building is currently under contract to sell. Our focus on the remaining assets involves increasing the occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our limited partners.

Our portfolio benefited from a number of positive events in 2005, including the sale of the Tanglewood Commons shopping center for a gross price of $11,500,000, which is in excess of the original purchase price paid for this asset, executing a three-year lease extension of the BellSouth Advertising and Publishing Corporation (“BellSouth”) lease, and executing an approximate ten-year lease extension of the American Express Travel Related Services Company, Inc. (“American Express”) lease. We also distributed net sale proceeds totaling approximately $5,300,000 to limited partners in May 2005. Lastly, we distributed net sale proceeds of approximately $5,000,000 from the sales of 15253 Bake Parkway and the Tanglewood Commons shopping center on November 1, 2005.

The third quarter 2005 operating distributions to limited partners are being reserved due to the vacancy at 305 Interlocken Parkway, the re-leasing costs for the BellSouth Building, anticipated re-leasing costs for the remaining vacant space at the CH2M Hill Building, and the reduced cash flow resulting from the property sales. Once the details surrounding the extent of the capital requirements, as well as the outcome of the leasing efforts become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Tanglewood Commons shopping center sale would be appropriate.

Property Summary

Information regarding the properties owned, or previously owned, by the Joint Ventures follows:

•	The Hannover Center property was sold on April 29, 2004.

•	The 15253 Bake Parkway building was sold on December 2, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. We retain an ownership interest in two remaining outparcels of land, which will be marketed for sale now that the shopping center has been sold.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. We have completed a three-year lease extension with BellSouth through April 2009 and an approximate ten-year lease extension with American Express through February 2016. As part of this negotiation, BellSouth released approximately 12,000 square feet of space to American Express effective November 1, 2005.

•	The CH2M Hill Building is located in Gainesville, Florida. We renewed the CH2M Hill, Inc. lease in the fourth quarter 2004 for an additional five years, extending the lease term to November 2010. As part of the negotiation, the tenant reduced the size of its space, resulting in a lower occupancy rate of 84% for the building. With the lease extension in place, we marketed the asset for sale and we are currently under contract.

•	The US Cellular building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T—Texas Building is 100% leased through July 2011.

•	The 305 Interlocken Parkway property is located in the Broomfield submarket of Denver, Colorado. Based on concerns over the tenant’s long-term viability, the General Partners negotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs, $1,300,000 for future leasing costs, $500,000 for operating expenses while the property is vacant, and $1,673,000 as an additional termination fee. We are aggressively working on re-leasing the building at this time.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $10,810,000 in net sale proceeds allocated to the Partnership, of which approximately $5,300,000 has previously been distributed to the limited partners, approximately $425,000 has been invested in the Joint Ventures to fund re-leasing costs at 15253 Bake Parkway and the CH2M Hill Building, approximately $85,000 is currently being reserved to fund the Partnership’s pro-rata share of anticipated capital improvements at the AT&T—Texas Building, re-leasing costs at the BellSouth Building, and the anticipated re-leasing costs for the remaining vacant space for the CH2M Hill Building, and approximately $5,000,000 was distributed to the limited partners in November 2005.

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $164,773 and $1,258,708 for the three months ended September 30, 2005 and 2004, respectively, and $2,353,362 and $2,386,151 for the nine months ended September 30, 2005 and 2004, respectively. The decrease for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily attributable to forgone operating income resulting from (i) the sale of the Hannover Center in April 2004, (ii) the sale of 15253 Bake Parkway in December 2004, (iii) the sale of the Tanglewood Commons shopping center in April 2005, and (iv) an early lease termination of the sole tenant at 305 Interlocken Parkway in August 2004.

The decrease for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily attributable to the decrease in equity in income of Joint Ventures for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, as explained above, partially offset by the gain recognized on the sale of the shopping center at Tanglewood Commons in 2005.

We expect equity in income of Joint Ventures to decrease going forward as a result of forgone operating income resulting from the sale of the shopping center at Tanglewood Commons.

Expenses of the Partnership

Expenses of the Partnership were $67,305 and $55,062 for the three months ended September 30, 2005 and 2004, respectively, and $177,321 and $154,444 for the nine months ended September 30, 2005 and 2004, respectively. The 2005 increases, as compared to 2004, are primarily attributable to increases in administrative salaries, accounting fees, and legal costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $899,000, as compared to approximately $1,809,000 for the nine months ended September 30, 2004. The 2005 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures due to (i) forgone cash flows from the sales of Hannover Center in April 2004, 15253 Bake Parkway in December 2004, and the Tanglewood Commons shopping center in April 2005; (ii) an early lease termination of the sole tenant at 305 Interlocken Parkway in August 2004; and (iii) funding the Partnership’s pro-rata share of re-leasing costs at the CH2M Hill Building and capital improvements at the BellSouth Building. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have used net operating cash flow and cash on hand to pay operating distributions to limited partners.

Future operating distributions from the Joint Ventures are expected to remain low or be reserved as we sell additional properties in subsequent periods and fund the Partnership’s pro-rata share of anticipated capital improvements at the AT&T—Texas Building, re-leasing costs at the BellSouth Building, and anticipated re-leasing costs at the CH2M Hill Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $60,000, as of September 30, 2005. At this time, we expect to continue to generate cash flows from operations, including operating distributions from the Joint Ventures, sufficient to cover our estimated future operating expenses.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distribution received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, fewer reserves for known capital expenditures.

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

As of September 30, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	—	$169,643	$0
Hannover Center (sold in 2004)	1,703,431		63.4%	1,079,364	0	—	1,079,364	0
305 Interlocken Parkway (early termination in 2004)	800,000	(1)	54.8%	438,374	0	—	438,374	0
15253 Bake Parkway (sold in 2004)	11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	3,612,618	1,450,001
Tanglewood Commons (sold in 2005)	11,236,283		32.4%	3,635,454	0	—	0	3,635,454

Total				$10,810,311	$424,857		$5,299,999	$5,085,455

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $85,000 will be required to fund the Partnership’s share of anticipated costs in connection with capital improvements for the AT&T-Texas Building, re-leasing costs for the BellSouth Building, and anticipated re-leasing costs for the remaining vacant space for the CH2M Hill Building. Accordingly, in November 2005, approximately $5,000,000 in net sale proceeds from the sales of 15253 Bake Parkway and the Tanglewood Commons shopping center were distributed to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets we held as of September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Class B Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

Purchase and Sale Agreement

On November 8, 2005, Fund VII-VIII Associates entered into a purchase and sale agreement to sell the CH2M Hill Building for a gross sales price of $8,200,000, excluding closing costs, to an unaffiliated third party. The closing of this transaction is expected to occur during the fourth quarter of 2005. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on November 17, 2005. Accordingly, there are no assurances that this sale will be completed.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the sale of CH2MHill Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VII, L.P. for the period ending September 30, 2005, Commission File No. 0-25606, and hereby incorporated by this reference)

10.2	Second Amendment to Lease Agreement with American Express Travel Related Services, Inc. for a portion of the BellSouth Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the period ending September 30, 2005, Commission File No. 0-23656, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002