Form 10-K
period 2005-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2006-03-29
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                        to

Commission file number 0-27888

WELLS REAL ESTATE FUND VIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CLASS A UNITS	CLASS B UNITS
(Title of class)	(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund VIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VIII, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

Operating Phases and Objectives

The Partnership typically operates in the following five life cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which the Partnership owns and operates its real estate assets during the initial lease terms of the tenants;

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

The Partnership has moved from the holding phase into the positioning-for-sale phase of its life cycle. Accordingly, the Partnership is focusing on the remaining assets, maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our interests in joint ventures. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services, investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

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

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

General economic conditions may affect the timing of sale of our properties and the sale price we receive.

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time which will be needed to find a willing purchaser and to close the sale of a property.

Adverse economic conditions in the geographic regions in which we own properties may negatively impact your overall returns.

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of the tenants of our properties may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of one or more of our tenants, such as the technology industry, could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenants.

Most of our properties are occupied by only a few tenants and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Class A Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Your investment in units are subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only a few properties, your investment in units are subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

Our future financial success depends on only a few tenants.

The revenues generated by these tenants are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If one or more of our tenants file bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

A property that incurs a vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of certain tenants based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

Our General Partners will attempt to obtain adequate insurance on all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the return on your investment.

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of eight to 12 years from the date the development is completed, and intend to sell existing income-producing properties within eight to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership in response to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If any environmentally hazardous material is determined to exist on a property owned by the Partnership, our operating results could be adversely affected.

Under various federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect the business, assets, or results of operations of the Partnership and, consequently, amounts available for distribution to limited partners holding Class A Units.

The Partnership and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such programs at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (GRULPA) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to remove our General Partners; or

•	to authorize a merger or a consolidation of the Partnership.

These are your only significant voting rights granted under our partnership agreement. In addition, GRULPA does not grant you any specific voting rights. Therefore, your voting rights are severely limited.

You are bound by the majority vote on matters on which you are entitled to vote.

You may approve any of the above actions by majority vote of the limited partners. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances which may reduce returns to our limited partners.

Under our partnership agreement and subject to certain limitations, the Partnership is required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of the Partnership done in good faith and in the best interest of the Partnership. If substantial and expensive litigation should ensue and the Partnership is obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.

Payment of fees to our General Partners and their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to limited partners.

The availability and the timing of cash distributions are uncertain.

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments, or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

We may need to reserve net cash from operations for future tenant improvements which may reduce your returns.

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment will be used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units which could cause us to be classified as a “publicly traded partnership.”

Your units have limited transferability and lack liquidity due to restrictions under state regulatory laws and our partnership agreement.

You are limited in your ability to transfer your units. Our partnership agreement and certain state regulatory agencies have imposed restrictions relating to the number of units you may transfer. In addition, the suitability standards applied to you upon the purchase of your units may also be applied to persons to whom you wish to transfer your units. Accordingly, you may find it difficult to sell your units for cash or if you are able to sell your units, you may have to sell your units at a substantial discount. You may not be able to sell your units in the event of an emergency, and your units are not likely to be accepted as collateral for a loan.

Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners’ units.

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, you will be allocated more income than cash flow.

Since limited partners holding Class A Units are allocated substantially all of the Partnership’s net income, while substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Class B Units, we expect that those of you who hold Class A Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.

If you hold Class B Units, you may not be able to use your passive losses.

Those of you holding Class B Units will be allocated a disproportionately larger share of our deductions for depreciation and other tax losses. Such losses will be treated as “passive” losses, which may only be used to offset “passive” income and may not be used to offset active or portfolio income. Accordingly, you may receive no current benefit from your share of tax losses unless you are currently being allocated passive income from other sources.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Class A Units or Class B Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Class A Units or Class B Units. However, the effect of any advantage associated with holding Class A Units or Class B Units may be significantly reduced or eliminated, depending upon the ratio of Class A Units to Class B Units during any given period. We will not attempt to restrict the ratio of Class A Units to Class B Units, and we will not attempt to establish or maintain any particular ratio.

Management Risks

You must rely on our General Partners for management of our business.

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interests of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other General Partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial, operational, and marketing personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Our General Partners have a limited net worth consisting of illiquid assets which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely-held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Over the last few years, our administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management which could result in lower returns on our investments.

Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect operations of the Partnership. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.

Our General Partners will face conflicts of interest relating to the sale and leasing of properties.

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower your return on your investment.

Investments in joint ventures with affiliates will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

Federal Income Tax Risks

The Internal Revenue Service (IRS) may challenge our characterization of material tax aspects of your investment in the Partnership.

An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Class A Units or Class B Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.

Investors may realize taxable income without cash distributions.

As a limited partner in the Partnership, you are required to report your allocable share of the Partnership’s taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Class A Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of Partnership properties, even if such income is in excess of any distributions of cash from our operations. If you hold Class A Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.

If the IRS were to classify the Partnership as a “publicly traded partnership,” we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events which have not yet occurred.

The deductibility of losses will be subject to limitations.

Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to “passive activities,” which are generally defined as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors holding Class B Units will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The IRS may challenge our allocations of profit and loss.

While it is more likely than not Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to investors holding Class B Units or increases the income allocated to investors holding Class A Units.

We may be audited and additional tax, interest, and penalties may be imposed upon you.

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an Individual Retirement Account (IRA) in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and the Partnership may then be deemed to be “prohibited transactions” subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

In the event our assets are deemed to constitute plan assets or certain transactions undertaken by us are deemed to constitute “prohibited transactions” under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•	restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor Regulations or any prohibited transaction exemption granted by the Department of Labor or any condition which the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (UBTI) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as “UBTI.” Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make one of our properties more attractive for sale or lease.

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more likely than not will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the ”Joint Ventures”) and properties:

			Approximate Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2005	2004	2003	2002	2001
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida	100%	100%	100%	100%	100%

		2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina	–	99%	99%	99%	100%

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center(2) A retail center located in Stockbridge, Georgia	–	–	100%	100%	100%

		4. CH2M Hill Building(3) An office building located in Gainesville, Florida	–	83%	92%	100%	100%
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin	100%	100%	100%	100%	100%

		6. AT&T – Texas Building A one-story office building located in Farmers Branch, Texas	100%	100%	100%	100%	100%

		7. 305 Interlocken Parkway A two-story office building located in Broomfield County, Colorado	100%	0%	100%	100%	100%
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII-IX Associates • Wells Operating Partnership, L.P.(4)	8. 15253 Bake Parkway(5) A two-story office building located in Irvine, California	–	–	100%	100%	100%

(1)	One outparcel of land was sold in October 2002; the shopping center and one outparcel of land were sold in April 2005; a portion of one outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and two outparcels of land remain unsold as of December 31, 2005.

(2)	This property was sold in April 2004.

(3)	This property was sold in December 2005.

(4)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(5)	This property was sold in December 2004.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2005, the lease expirations scheduled during the following ten years for all properties in which the partnership owned an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2007(2)	1	101,726	1,356,084	743,143	41.1%	39.8%
2009(3)	1	57,351	1,125,227	364,011	23.1	33.0
2011(4)	2	88,627	924,507	506,630	35.8	27.2

	17	247,704	$3,405,818	$1,613,775	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	Expiration of US Cellular lease (approximately 101,700 square feet).

(3)	Expiration of BellSouth lease (approximately 57,400 square feet) at the BellSouth Building).

(4)	Expiration of AT&T-Texas lease (40,000 square feet) and Flextronics lease at 305 Interlocken Parkway (approximately 48,600 square feet).

Property Descriptions

The Joint Ventures and the properties in which the Partnership owned an interest during the periods presented are further described below:

Fund VI-VII-VIII Associates

In April 1995, Fund VI-VII-VIII Associates was formed to acquire, develop, operate, and sell commercial real properties. As of December 31, 2005, the Partnership, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned equity interests of approximately 32%, 34%, and 33%, respectively, in the following properties based on their respective cumulative capital contributions to Fund VI-VII-VIII Associates:

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

BellSouth entered into a lease amendment in 2005, which reduced the occupied space to approximately 57,000 square feet effective May 2006 and extended its lease until April 2009. As of December 31, 2005, the annual base rent was approximately $993,000. Under the new agreement, annual base rent will be approximately $1,061,000 beginning May 1, 2006, and thereafter will increase by approximately 3% every May until lease expiration. The annualized base rent payable under the BellSouth lease in 2009 is approximately $1,125,000. American Express also entered into a lease amendment in 2005, which increased the occupied space to approximately 35,000 square feet and extended the lease until February 2016. The amended lease commences on

March 1, 2006, with rental abatements through September 30, 2006, followed by an annual base rent of approximately $602,000 that increases by approximately 2.5% each year. BellSouth and American Express are required to pay additional rent equal to their share of operating expenses during their respective lease terms.

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

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross sales price of approximately $559,000. As a result of this sale, the Partnership received net sale proceeds of approximately $170,000 and was allocated a gain of approximately $4,000.

On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net proceeds of $3,635,000 and was allocated a gain of approximately $1,755,000. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of this condemnation, the Partnership was allocated net sale proceeds of $17,000 and was allocated a gain of approximately $10,000. As of December 31, 2005, the net sale proceeds from the land condemnation are included in accounts receivable in the accompanying Fund VI-VII-VIII Associates’ balance sheets.

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

Hannover Center

In April 1996, Wells Real Estate Fund VII, L.P. contributed 1.01 acres of land located in Stockbridge, Georgia and improvements thereon to Fund VII-VIII Associates for the development of an approximately 12,000-square-foot, single-story combination retail center. On April 29, 2004, four affiliated joint ventures, including Fund VII-VIII Associates, sold five real properties, including the Hannover Center, to an unrelated third party for an aggregate gross sale price of $23,750,000. As a result of the sale of the Hannover Center, the Partnership received net sale proceeds of approximately $1,079,000 and was allocated a gain of approximately $291,000.

CH2M Hill Building

Fund VII-VIII Associates purchased an approximately 5-acre parcel of land in Gainesville, Florida. An office building, the CH2M Hill Building, containing approximately 61,000 rentable square feet was developed and constructed.

In December 1995, Fund VII-VIII Associates entered into a nine-year and eleven-month lease with CH2M Hill, Inc. to occupy 57,460 square feet, including one option to extend the term for an additional five-year period. In December 2004, Fund VII-VIII Associates entered into a fourth amendment to extend the termination date of the lease and reduce the leased square footage by approximately 10%. The amended lease was set to expire on November 30, 2010.

On December 7, 2005, Fund VII-VIII Associates sold the CH2M Hill Building to an unrelated third party for a gross sales price of $8,200,000. As a result of the sale, the Partnership was allocated net sale proceeds of approximately $5,028,000 and a gain of approximately $2,534,000.

Fund VIII-IX Associates

On June 10, 1996, Fund VIII-IX Associates was formed for the purpose of acquiring, developing and operating real properties. As of December 31, 2005, the Partnership and Wells Real Estate Fund IX, L.P. owned equity interests of approximately 55% and 45%, respectively, in the following properties based on their respective cumulative capital contributions to Fund VIII-IX Associates.

US Cellular Building

On June 17, 1996, Fund VIII-IX Associates purchased a 7.09-acre tract of real property located in Madison, Wisconsin with the purpose of developing an office building. Construction was completed on a four-story office building, the US Cellular Building, containing approximately 101,700 rentable square feet.

In June 1997, United States Cellular Operating Company (“US Cellular”), a subsidiary of BellSouth Corporation, took occupancy of approximately 76,000 rentable square feet, comprising approximately 75% of the building. Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease approximately 25,000 additional square feet of space vacated by American Family in October 2001. As a result, US Cellular currently occupies 100% of the building.

The initial term of this lease is nine years and eleven months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable is approximately $1,356,000 for remainder of the initial term. The annual base rent for each extended term will be assessed at the respective currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

AT&T – Texas Building

On October 10, 1996, Fund VIII-IX Associates purchased a one-story office building, the AT&T – Texas Building, containing approximately 40,000 rentable square feet located on 4.864 acres of land located in Farmer’s Branch, Texas.

The AT&T – Texas Building is leased to AT&T Wireless Texas for a period of fifteen years beginning on July 19, 1996 with options to extend the lease for three consecutive five-year periods. Annual base rent payable is approximately $454,000 through July 31, 2006. Beginning August 1, 2006, base rent payable is approximately $482,000 through July 31, 2011. Under this lease, AT&T Wireless Texas is responsible for all operating expenses and real estate taxes.

305 Interlocken Parkway

On February 20, 1997, Fund VIII-IX Associates acquired a 4.26-acre tract of real property located in Broomfield County, Colorado, on which a two-story office building containing approximately 49,500 rentable square feet was constructed as part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development-oriented companies. Construction was substantially completed in March 1997.

In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. (“Flextronics”) entered into a 67-month lease agreement that commenced in January 2006. The lease allows for rent abatements during the first seven months of the lease term. After the rent abatement period, the annualized base rent for the next twelve months is approximately $345,000 and increases by approximately $24,000 each September through the life of the lease.

Fund VIII-IX-REIT Associates

On June 15, 2000, a joint venture was formed between Wells OP and Fund VIII-IX Associates known as Fund VIII-IX-REIT Associates. Fund VIII-IX-REIT Associates was formed for the purpose of developing, owning, operating, and selling real properties.

15253 Bake Parkway

On January 10, 1997, Fund VIII-IX Associates acquired a two-story office building, 15253 Bake Parkway, containing approximately 65,000 rentable square feet on a 4.4 acre tract of land located within the Irvine Spectrum planned business community in metropolitan Orange County, California.

On July 1, 2000, Fund VIII-IX Associates contributed its interest in 15253 Bake Parkway as an initial capital contribution to Fund VIII-IX-REIT Associates. During 2000, Wells OP contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund tenant improvements for 15253 Bake Parkway.

On December 2, 2004, 15253 Bake Parkway was sold for a gross sale price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $5,487,000 and was allocated a gain of approximately $1,261,000.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceeds were terminated during the fourth quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2006, 2,951,279 Class A Units and 251,990 Class B Units held by a total of 2,013 and 191 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to the Employee retirement Income Security Act (“ERISA”) and the Individual Retirement Account (“IRA”) custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2005, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2005, to be approximately $7.17 per Class A Unit and $7.31 per Class B Unit, based upon market conditions existing in early December 2004. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $2.21 per Class A Unit and $9.58 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

Operating Distributions

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

Operating cash distributions made to limited partners holding Class A Units during 2004 and 2005 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2004	$686,972	$0.00	$0.24
June 30, 2004	$0	$0.00	$0.00
September 30, 2004	$686,906	$0.00	$0.23
December 31, 2004	$0	$0.00	$0.00
March 31, 2005	$220,831	$0.00	$0.08
June 30, 2005	$243,472	$0.00	$0.08
September 30, 2005	$0	$0.00	$0.00
December 31, 2005	$173,470	$0.00	$0.06

Fourth quarter 2005 operating distributions were accrued for accounting purposes in 2005 and paid to the Cash Preferred limited partners in February 2006. No operating cash distributions were paid to holders of Class B Units or the General Partners in 2005 or 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2005	2004	2003	2002	2001
Total assets	$16,252,219	$21,755,686	$20,009,000	$21,270,414	$22,693,970
Equity in income of Joint Ventures	$5,362,503	$3,970,849	$1,565,459	$1,363,240	$1,519,727
Net income	$5,214,190	$3,778,894	$1,466,474	$1,265,197	$1,433,706
Net income allocated to General Partners	$0	$0	$0	$0	$0
Net income (loss) allocated to Limited Partners
Class A	$2,384,593	$3,265,975	$1,466,474	$1,265,197	$1,433,706
Class B	$2,829,597	$512,919	$0	$0	$0
Net income (loss) per weighted-average Limited Partner Unit
Class A	$0.81	$1.13	$0.51	$0.45	$0.51
Class B	$11.07	$1.70	$0.00	$0.00	$0.00
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.08
Return of capital	$0.22	$0.48	$0.95	$0.95	$0.86
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$2.69	$0.00	$0.00	$0.00	$0.00
Class B	$9.30	$0.00	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A of this report.

Overview

Portfolio Overview

We have moved from the holding phase into the positioning-for-sale phase of our life cycle. We have now sold four assets with the closing of the CH2M Hill Building in the fourth quarter of 2005. Our focus on the remaining assets involves increasing the occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our limited partners.

Our portfolio benefited from a number of positive events in 2005. The sales of both the Tanglewood Commons shopping center and the CH2M Hill Building were sold for gross sales prices in excess of the original purchase price paid for these assets. In addition, we executed the following leases: (i) a new 67-month lease with Flextronics at 305 Interlocken Parkway for the entire building, (ii) an approximate ten-year lease extension and expansion with American Express at the BellSouth Building, and (iii) an approximate three-year lease with BellSouth at the BellSouth Building. With the lease extensions at the BellSouth Building, we have retained a broker to market the BellSouth Building for sale. We distributed net sale proceeds totaling approximately $5,300,000 and $5,000,000 to limited partners in May and November 2005, respectively. Lastly, we have announced the next planned net sale proceeds distribution, scheduled for the second quarter 2006, totaling approximately $3,800,000 from the sales of Tanglewood Commons and the CH2M Hill Building. We have returned, or announced plans to return, total net sale proceeds of approximately $14,100,000 to the limited partners from original gross capital contributions of approximately $32,043,000.

The fourth quarter 2005 operating distributions to limited partners increased over the previous quarter primarily due to funding capital improvements at the CH2M Hill Building in the third quarter. We anticipate that operating distributions may be reserved or remain low in the near term, given the recent sales and the re-leasing costs associated with the American Express extension at the BellSouth Building and anticipated capital improvements and re-leasing costs for the AT&T – Texas Building and the US Cellular Building. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the sale of the CH2M Hill Building would be appropriate.

Property Summary

Information regarding the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Hannover Center property was sold on April 29, 2004.

•	The 15253 Bake Parkway building was sold on December 2, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. We retain an ownership interest in two remaining outparcels of land, which will be marketed for sale now that the shopping center has been sold.

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building in Jacksonville, Florida, is currently 100% leased. We have completed an approximately three-year lease extension with BellSouth through April 2009 and an approximate ten-year lease extension with American Express through February 2016. As part of this negotiation, BellSouth released approximately 12,000 square feet of space to American Express effective November 1, 2005.

•	The US Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T – Texas Building is 100% leased through July 2011.

•	The 305 Interlocken Parkway property is located in the Broomfield submarket of Denver, Colorado. During the fourth quarter, we signed a lease with Flextronics for the entire building through August 2011.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending, and net exports. Annual GDP growth is projected to remain in the range of 3% during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographical region, metropolitan area, and submarket.

The real estate capital transactions market remains relatively healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Capitalization rates (“Cap rates”), or required first-year returns on real estate investments, remain low and we believe are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions to the Partnership

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which we may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties in which we own an interest. Specifically, in instances where leases were executed at a time when the market demanded higher rental rates as compared to today, new leasing activities could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2005, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,154,000, as compared to approximately $2,999,000 for the year ended December 31, 2004, and $2,760,000 for the year ended December 31, 2003. The 2005 decrease is primarily due to the corresponding decline in operating distributions received from Joint Ventures as further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Operating distributions from the Joint Ventures have declined primarily as a result of a reduction in cash flows due to the aforementioned sales of the Hannover Center, 15253 Bake Parkway, the Tanglewood Commons shopping center, and the CH2M Hill Building.

Future operating distributions from the Joint Ventures are expected to remain low or be reserved as we sell additional properties in subsequent periods and fund our pro-rata share of re-leasing costs at the BellSouth Building and anticipated costs in connection with capital improvements for the AT&T – Texas Building and re-leasing costs for the US Cellular Building. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the year ended December 31, 2005, we received net proceeds of approximately $8,659,000 from the sales of the shopping center at Tanglewood Commons and the CH2M Hill Building. We invested approximately $426,000 in the Joint Ventures primarily due to funding re-leasing costs at the CH2M Hill Building prior to the sale and capital improvements at 15253 Bake Parkway. Additionally, we distributed net sale proceeds of approximately $10,300,000 to limited partners in 2005.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $260,000 as of December 31, 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, fewer reserves for known capital expenditures.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of their properties, and tenant improvements for the purpose of readying their properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of December 31, 2005	Undistributed Net Proceeds as of December 31, 2005
					Amount	Purpose

Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	–	$169,643	$0

Hannover Center (sold in 2004)	1,703,431		63.4%	1,079,364	0	–	1,079,364	0
305 Interlocken Parkway (early termination in 2004)	800,000	(1)	54.8%	438,374	0	–	438,374	0

15253 Bake Parkway (sold in 2004)	11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	11,236,283		32.4%	3,635,454	0	–	3,549,998	85,456

Tanglewood Commons land condemnation (sold in 2005)	52,050		32.4%	16,841	0	–	0	16,841

CH2M Hill Building (sold in 2005)	7,935,259		63.4%	5,028,105	0	–	0	5,028,105

Total				$15,855,257	$424,857		$10,299,998	$5,130,402

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $1,330,000 will be required to fund the our pro-rata share of re-leasing costs for the BellSouth Building and the anticipated costs in connection with capital improvements for the AT&T – Texas Building and re-leasing costs for the US Cellular Building. Our General Partners anticipate distributing net sale proceeds of approximately $3,800,000 in the second quarter of 2006 as further described below.

Contractual Obligations and Commitments

In December 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $3,800,000 in the second quarter of 2006 to the limited partners of record as of March 31, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Results of Operations

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $5,362,503 and $3,970,849 for the years ended December 31, 2005 and 2004, respectively. The increase is primarily attributable to (i) a gain recognized on the sale of the Tanglewood Commons shopping center in the second quarter of 2005, (ii) a gain recognized on the sale of the CH2M Hill Building in the fourth quarter of 2005, partially offset by (iii) a lease termination fee earned from Cirrus Logic, Inc., the sole tenant of 305 Interlocken Parkway, in August 2004, (iv) a gain recognized on the sale of the Hannover Center in the second quarter of 2004, (v) a gain recognized on the sale of 15253 Bake Parkway in the fourth quarter of 2004, and (vi) a reduction in depreciation expense for all properties owned through the Joint Ventures due to changing the estimated weighted-average composite useful life for buildings from 25 years to 40 years effective July 1, 2004. We expect future equity in income of Joint Ventures to decrease as a result of the sales of the Tanglewood Commons shopping center and the CH2M Hill Building.

Expenses

Total expenses of the Partnership were $230,435 and $198,926 for the years ended December 31, 2005 and 2004, respectively. The increase is primarily attributable to increases in administrative salaries, accounting fees, and legal costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

Interest and Other Income

Interest and other income was $82,122 and $6,971 for the years ended December 31, 2005 and 2004, respectively. The increase is a result of (i) an increase in the average amount of net sale proceeds held during 2005 as a result of the sale of Hannover Center in April 2004 and 15253 Bake Parkway in December 2004, (ii) an increase in the daily interest yield, partially offset by (iii) the distributions of net sale proceeds in 2005. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,970,849 and $1,565,459 for the years ended December 31, 2004 and 2003, respectively. The increase is primarily attributable to (i) a lease termination fee earned from Cirrus Logic, Inc., the sole tenant of 305 Interlocken Parkway, in August 2004, (ii) a gain recognized on the sale of the Hannover Center in the second quarter of 2004, (iii) a gain recognized on the sale of 15253 Bake Parkway in the fourth quarter of 2004, and (iv) a reduction in depreciation expense for all properties owned through the Joint Ventures due to changing the estimated weighted-average composite useful life for buildings from 25 years to 40 years effective July 1, 2004.

Expenses

Total expenses of the Partnership were $198,926 and $101,018 for the years ended December 31, 2004 and 2003, respectively. The increase is primarily attributable to increases in administrative salaries, accounting fees, and legal costs associated with increased reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $6,971 and $2,033 for the years ended December 31, 2004 and 2003, respectively. The increase is primarily a result of an increase in the average amount of net sale proceeds held during 2004 as a result of the sale of the Hannover Center in April 2004.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform to generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets we held as of December 31, 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for property management and leasing services and reimbursement of operating costs. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 62, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, president, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

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

In November 2004, a putative class action complaint, the Hendry Action, was filed against, among others, Wells Capital, Mr. Wells, and Wells Management. See Part I, Item 1 for additional information regarding the Hendry Action.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our General Partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of copies of these reports furnished to us by the officers and directors of the general partner of our General Partner, we believe that the officers and directors of the general partner of our General Partner listed below did not timely file initial Form 3 reports pursuant to Section 16(a) filing requirements (there are no individuals who own 10% of any class of equity interests in the Partnership). In addition, Leo F. Wells, III and Angeline J. Wells inadvertently failed to report prior issuances of units on such Form 3 reports when those reports were filed with the SEC. All such issuances were subsequently reported on amended Form 3 reports.

Name	Report	No. of Late Reports	No. of Late Transactions	Date Form Filed
Robert E. Bowers	Form 3	1	0	June 2, 2005
Thomas F. Brittelle	Form 3	1	0	June 2, 2005
Linda L. Carson	Form 3	1	0	June 2, 2005
Stephen G. Franklin, Sr.	Form 3	1	0	June 2, 2005
Randy Fretz	Form 3	1	0	June 2, 2005
Angeline J. Wells	Form 3	2	1	June 2, 2005 and March 17, 2006
Leo F. Wells, III	Form 3	2	3	June 2, 2005 and March 17, 2006
Douglas P. Williams	Form 3	1	0	June 2, 2005
Donald A. Miller	Form 3	1	0	July 8, 2005

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Senior Vice President of Wells Capital. The Financial

Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate General Partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

As of December 31, 2005, the Partnership has not made any payments to the General Partners. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2006.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	9,140.881 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 4,140.881 Class A Units through an Individual Retirement Account and 5,000 Class A Units through Wells Capital, Inc, which is a wholly owned subsidiary of Wells Real Estate Funds, Inc.

(c) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2005.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures were $138,195, $219,850, and $209,363 for the years ended December 31, 2005, 2004, and 2003, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2005, 2004, or 2003.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $112,191, $111,143, and $44,754 for the years ended December 31, 2005, 2004, and 2003, respectively, which are included in partnership administration expenses in the accompanying statements of operations.

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

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2005, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Ernst & Young, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2005 and 2004, are set forth in the table below.

	2005	2004
Audit Fees	$44,777	$43,240
Audit-Related Fees	0	0
Tax Fees	25,957	14,567
Other Fees	0	0

Total	$70,734	$57,807

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2005 and 2004, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

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

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL (Corporate General Partner)

March 28, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND VIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund VIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund VIII, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Investment in joint ventures	$10,495,726	$14,392,272
Cash and cash equivalents	5,528,409	6,906,555
Due from joint ventures	228,084	456,859

Total assets	$16,252,219	$21,755,686

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$75,518	$30,623
Due to affiliates	10,811	9,063
Partnership distributions payable	173,471	0

Total liabilities	259,800	39,686

Commitments and contingencies	0	0

Partners’ capital:
Limited partners:
Class A – 2,950,600 units and 2,931,096 units issued and outstanding as of December 31, 2005 and 2004, respectively	15,061,403	21,206,578
Class B – 252,669 units and 272,173 units issued and outstanding as of December 31, 2005 and 2004, respectively	931,016	509,422
General Partners	0	0

Total partners’ capital	15,992,419	21,716,000

Total liabilities and partners’ capital	$16,252,219	$21,755,686

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003

EQUITY IN INCOME OF JOINT VENTURES	$5,362,503	$3,970,849	$1,565,459

EXPENSES:
Partnership administration	155,906	151,657	84,772
Legal and accounting	74,529	47,269	16,246

Total expenses	230,435	198,926	101,018

INTEREST AND OTHER INCOME	82,122	6,971	2,033

NET INCOME	$5,214,190	$3,778,894	$1,466,474

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$2,384,593	$3,265,975	$1,466,474

CLASS B	$2,829,597	$512,919	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.81	$1.13	$0.51

CLASS B	$11.07	$1.70	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,947,554	2,902,265	2,875,115

CLASS B	255,715	301,004	328,154

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2002	2,862,365	$20,575,867	340,904	$0	$0	$20,575,867
Class B conversion elections	18,650	0	(18,650)	0	0	0
Net income	0	1,466,474	0	0	0	1,466,474
Distributions of operating cash flow ($0.95 per weighted-average Class A Unit)	0	(2,731,358)	0	0	0	(2,731,358)

BALANCE, DECEMBER 31, 2003	2,881,015	19,310,983	322,254	0	0	19,310,983
Class A conversion elections	(1,330)	(9,072)	1,330	9,072	0	0
Class B conversion elections	51,411	12,569	(51,411)	(12,569)	0	0
Net income	0	3,265,975	0	512,919	0	3,778,894
Distributions of operating cash flow ($0.47 per weighted-average Class A Unit)	0	(1,373,877)	0	0	0	(1,373,877)

BALANCE, DECEMBER 31, 2004	2,931,096	21,206,578	272,173	509,422	0	21,716,000
Class B conversion elections	19,504	28,978	(19,504)	(28,978)	0	0
Net income	0	2,384,593	0	2,829,597	0	5,214,190
Distributions of operating cash flow ($0.22 per weighted-average Class A Unit)	0	(637,773)	0	0	0	(637,773)
Distributions of net sale proceeds ($2.69 and $9.30 per weighted-average Class A Unit and Class B Unit, respectively)	0	(7,920,973)	0	(2,379,025)	0	(10,299,998)

BALANCE, DECEMBER 31, 2005	2,950,600	$15,061,403	252,669	$931,016	$0	$15,992,419

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,214,190	$3,778,894	$	,466,474
Operating distributions received from joint ventures	1,255,359	3,165,280		2,859,739
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(5,362,503)	(3,970,849)		(1,565,459)
Operating changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	44,895	19,222		(810)
Increase (decrease) in due to affiliates	1,748	6,688		(149)

Net cash provided by operating activities	1,153,689	2,999,235		2,759,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(426,497)	(1,296,180)		0
Net sale proceeds received from joint ventures	8,658,962	7,005,215		169,643

Net cash provided by investing activities	8,232,465	5,709,035		169,643

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners in excess of accumulated operating income	(464,302)	(2,058,118)		(2,726,929)
Net sale proceeds distributions paid to limited partners	(10,299,998)	0		0

Net cash used in financing activities	(10,764,300)	(2,058,118)		(2,726,929)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,378,146)	6,650,152		202,509

CASH AND CASH EQUIVALENTS, beginning of year	6,906,555	256,403		53,894

CASH AND CASH EQUIVALENTS, end of year	$5,528,409	$6,906,555		$256,403

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$173,471	$0		$684,241

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida

2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center(2) A retail center located in Stockbridge, Georgia

4. CH2M Hill Building(3) An office building located in Gainesville, Florida

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin

6. AT&T – Texas Building A one-story office building located in Farmers Branch, Texas

7. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII - IX Associates. • Wells Operating Partnership, L.P.(4)	8. 15253 Bake Parkway(5) A two-story office building located in Irvine, California

(1)	One outparcel of land was sold in October 2002; the shopping center and one outparcel of land was sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and two outparcels of land remain unsold as of December 31, 2005.

(2)	This property was sold in April 2004.

(3)	This property was sold in December 2005.

(4)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(5)	This property was sold in December 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. The Partnership and its partners in the Joint Ventures have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. Management has evaluated the Joint Ventures and determined that they are not variable interest entities under the provisions of FIN 46(R) because such joint ventures do not conduct substantially all of their activities on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined that the joint venture partners are not related parties, as defined in FIN 46(R) and Statement of Financial Accounting Standard (“SFAS”) No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments.

Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of their real estate assets. As a result of this review, effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to the Partnership’s net income of approximately $144,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, the Partnership’s net income would be misstated.

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

Distributions of Sales Proceeds

Upon sales of the Partnership’s properties, unless reserved, net sale proceeds are distributed in the following order:

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

Allocation of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as Net Income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net Income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s Net Income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and

SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on the Partnership’s financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Partnership. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Partnership may have undetected asbestos at certain of the Partnership’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Partnership is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2005 and 2004, Due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2005 and 2004, respectively, from the following Joint Ventures:

	2005	2004
Fund VIII-IX Associates	$190,143	$162,031
Fund VI-VII-VIII Associates	37,941	294,828
Fund VII-VIII Associates	0	0

	$228,084	$456,859

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2005 and 2004 are summarized below:

	2005		2004
	Amount	Percentage	Amount	Percentage
Fund VI-VII-VIII Associates	$1,966,426	32%	$3,701,575	32%
Fund VII-VIII Associates	36,745	63%	2,212,018	63%
Fund VIII-IX Associates	8,492,555	55%	8,478,679	55%

	$10,495,726		$14,392,272

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2005 and 2004 are presented below:

	2005	2004
Investment in Joint Ventures, beginning of year	$14,392,272	$19,065,126
Equity in income of Joint Ventures	5,362,503	3,970,849
Contributions to Joint Ventures	426,497	1,296,180
Distributions from Joint Ventures	(9,685,546)	(9,939,883)

Investment in Joint Ventures, end of year	$10,495,726	$14,392,272

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Fund VI-VII-VIII Associates	$6,281,423	$12,526,301	$203,739	$1,085,706	$6,077,684	$11,440,595
Fund VII-VIII Associates	107,196	3,682,607	49,213	191,643	57,983	3,490,964
Fund VIII-IX Associates	17,143,962	18,043,799	1,645,682	2,570,850	15,498,280	15,472,949

	$23,532,581	$34,252,707	$1,898,634	$3,848,199	$21,633,947	$30,404,508

	Total Revenues			Income (Loss) From Continuing Operations			Income From Discontinued Operations			Net Income(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004		2003
Fund VI-VII-VIII Associates	$1,775,609	$1,852,872	$1,804,032	$570,315	$556,673	$523,813	$5,640,739	$536,317	$508,216	$6,211,054	$1,092,990	(1)	$1,032,029
Fund VII-VIII Associates	636	0	0	(19,453)	(28,654)	(6,546)	4,114,474	745,537	378,715	4,095,021	716,883	(1)	372,169
Fund VIII-IX Associates	3,174,026	4,152,553	3,302,740	1,383,601	5,772,191	1,817,134	0	0	0	1,383,601	5,772,191	(1)	1,817,134

	$4,950,271	$6,005,425	$5,106,772	$1,934,463	$6,300,210	$2,334,401	$9,755,213	$1,281,854	$886,931	$11,689,676	$7,582,064		$3,221,332

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the twelve months ended December 31, 2004 of approximately $87,530, $35,279, and $142,952 for Fund VI-VII-VIII Associates, Fund VII-VIII Associates, and Fund VIII-IX Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Fund VIII-IX-REIT Joint Venture	$192,241	$248,780	$4,922	$216,101	$187,319	$32,679

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004		2003
Fund VIII-IX-REIT Joint Venture	$1,269	$0	$0	$(22,110)	$(16,958)	$0	$(198,250)	$3,585,209	$537,855	$(220,360)	$3,568,251	(1)	$537,855

(1)	Effective July 1, 2004, Fund VIII-IX-REIT Joint Venture extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $32,300 for Fund VIII-IX-REIT Joint Venture. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2005				2004			2003
	Operating Income	Gain on Sale		Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VI-VII-VIII Associates	$186,238	$5,454,501		$5,640,739	$536,317	$0	$536,317	$508,216	$0	$508,216
Fund VII-VIII Associates	115,790	3,998,684		4,114,474	286,627	458,910	745,537	378,715	0	378,715
Fund VIII-IX Associates	0	0		0	0	0	0	0	0	0
Fund VIII-IX-REIT Joint Venture	32,501	(230,751	)(1)	(198,250)	622,567	2,962,642	3,585,209	537,855	0	537,855

	$334,529	$9,222,434		$9,556,963	$1,445,511	$3,421,552	$4,867,063	$1,424,786	$0	$1,424,786

(1)	Represents an adjustment to the gain on the sale of 15253 Bake Parkway, resulting in a change of estimate in the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $138,195, $219,850, and $209,363 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $112,191, $111,143, and $44,754 for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2005 and 2004, due to affiliates balances represent administrative reimbursements due to Wells Capital and/or Wells Management.

5.	PER-UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Class A Units or Class B Units, or to change their prior elections, on a quarterly basis.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual investors.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement net income	$5,214,190	$3,778,894	$1,466,474
Increase (decrease) in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(1,433)	9,845	0
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	77,599	207,152 (1)	488,084
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	0	(24,052)
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(361,143)	143,652	309,183
Gains on sale of properties for financial reporting purposes in excess of tax reporting purposes	(520,696)	(719,040)	0
Other	5,721	(14,568)	0

Income tax basis net income	$4,414,238	$3,405,935	$2,239,689

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement partners’ capital	$15,992,419	$21,716,000	$19,310,983
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	385	385	385
Accumulated penalties	107	107	107
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	8,412	9,845	0
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,962,593	3,884,994	3,677,842
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,774,787	4,774,787	4,774,787
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	87,523	87,523	87,523
Accumulated rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(296,979)	64,164	(79,488)
Partnership’s distributions payable	173,471	0	684,241
Other	(141,421)	(147,142)	(132,574)
Accumulated gains on sale of properties for financial reporting purposes in excess of tax reporting purposes	(1,239,736)	(719,040)	0

Income tax basis partners’ capital	$23,321,561	$29,671,623	$28,323,806

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004 is presented below:

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$310,924	$1,877,665	$164,773	$3,009,141
Interest and other income	$17,879	$27,056	$19,418	$17,769
Net income	$284,518	$1,838,990	$116,886	$2,973,796
Net income allocated to limited partners:
Class A	$439,812	$201,813	$116,886	$1,626,082
Class B	$(155,294)	$1,637,177	$0	$1,347,714
Net income per weighted-average limited partner unit outstanding:
Class A	$0.15	$0.07	$0.04	$0.55
Class B(a)	$(0.60)	$6.40	$0.00	$5.33
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$0.08	$0.08	$0.00	$0.06
Class B	$0.00	$0.00	$0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A(b)	$0.00	$1.13	$0.00	$1.55
Class B(b)	$0.00	$7.68	$0.00	$1.65

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$407,643	$719,800	$1,258,708	$1,584,698
Interest and other income	$708	$804	$2,424	$3,035
Net income	$378,002	$651,572	$1,206,070	$1,543,250
Net income allocated to limited partners:
Class A	$378,002	$608,992	$1,157,902	$1,121,079
Class B	$0	$42,580	$48,168	$422,171
Net income per weighted-average limited partner unit outstanding:
Class A	$0.13	$0.21	$0.40	$0.39
Class B(a)	$0.00	$0.14	$0.15	$1.40
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A(b)	$0.24	$0.00	$0.24	$0.00
Class B	$0.00	$0.00	$0.00	$0.00

(a)	The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per-unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

(b)	The quarterly per-unit amounts have been calculated using actual distribution for the respective quarters. Conversely, the corresponding distributions per-unit amounts have been calculated assuming that the total distribution was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

8.	PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2005, 2004, and 2003 are comprised of the following items:

	2005	2004	2003
Salary reimbursements	$112,191	$111,143	$44,754
Independent accounting fees	22,881	26,914	13,915
Printing expenses	31,172	22,961	12,895
Postage and delivery expenses	4,890	10,294	8,988
Other professional fees	4,183	1,770	6,597
Legal fees	51,648	20,356	2,331
Bank service charges	39	534	1,068
Taxes and licensing fees	781	800	800
Other general and administrative expenses	0	0	280
Filing fees	30	982	15
Computer costs	2,340	2,613	9,375
Life insurance	280	559	0

Total partnership administration and legal and accounting costs	$230,435	$198,926	$101,018

9.	POTENTIAL TAX IMPACT FOR LIMITED PARTNERS HOLDING CLASS B UNITS – AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses by investors that are allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal

Revenue Service (“IRS”) issued IRS Notice 2005-29, which announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 of the American Jobs Creation Act of 2004 is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Class B Units may only be used to offset passive income generated from the same property or within the same fund.

10.	COMMITMENTS AND CONTINGENCIES

Distribution of Net Sale Proceeds

In December 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $3,800,000 in the second quarter of 2006 to the limited partners of record as of March 31, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2005. Following the intended distribution of net sale proceeds, we will hold residual proceeds of approximately $1,330,000 in reserve in order to fund our pro-rata share of the re-leasing costs at the BellSouth Building and the anticipated costs in connection with capital improvements for the AT&T – Texas Building and re-leasing costs for the US Cellular Building.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VI, Fund VII, and Fund VIII Associates:

We have audited the accompanying balance sheets of Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

FUND VI, FUND VII AND FUND VIII ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$1,948,593	$3,955,493
Building and improvements, less accumulated depreciation of $3,685,482 and $5,592,438 at December 31, 2005 and 2004, respectively	3,608,129	7,630,831

Total real estate assets	5,556,722	11,586,324
Cash and cash equivalents	199,103	605,747
Accounts receivable, net	324,043	152,637
Deferred leasing costs, net	197,973	150,080
Due from affiliate	1,344	0
Other assets	2,238	31,513

Total assets	$6,281,423	$12,526,301

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and refundable security deposits	$53,701	$107,226
Due to affiliate	0	17,142
Deferred income	32,774	202,516
Partnership distributions payable	117,264	758,822

Total liabilities	203,739	1,085,706
Partners’ capital:
Wells Real Estate Fund VI, L.P.	2,081,633	3,918,446
Wells Real Estate Fund VII, L.P.	2,029,625	3,820,574
Wells Real Estate Fund VIII, L.P.	1,966,426	3,701,575

Total partners’ capital	6,077,684	11,440,595

Total liabilities and partners’ capital	$6,281,423	$12,526,301

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$1,600,145	$1,596,722	$1,577,304
Reimbursement income	172,861	254,278	199,047
Interest and other income	2,603	1,872	27,681

Total revenues	1,775,609	1,852,872	1,804,032
EXPENSES:
Property operating costs	670,405	638,325	629,964
Depreciation	302,744	349,923	396,161
Management and leasing fees	133,051	186,098	177,025
Lease termination expense	34,860	0	0
Joint venture administration	33,397	90,746	51,192
Legal and accounting	30,837	31,107	25,877

Total expenses	1,205,294	1,296,199	1,280,219

NET INCOME FROM CONTINUING OPERATIONS	570,315	556,673	523,813

DISCONTINUED OPERATIONS:
Operating income	186,238	536,317	508,216
Gain on disposition	5,454,501	0	0

Income from discontinued operations	5,640,739	536,317	508,216

NET INCOME	$6,211,054	$1,092,990	$1,032,029

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Wells Real Estate Fund VIII, L.P.	Total Partners’ Capital
BALANCE, DECEMBER 31, 2002	$4,577,276	$4,462,953	$4,323,939	$13,364,168
Net income	353,473	344,647	333,909	1,032,029
Partnership distributions	(625,232)	(609,619)	(590,626)	(1,825,477)

BALANCE, DECEMBER 31, 2003	4,305,517	4,197,981	4,067,222	12,570,720

Net income	374,352	365,005	353,633	1,092,990
Partnership distributions	(761,423)	(742,412)	(719,280)	(2,223,115)

BALANCE, DECEMBER 31, 2004	3,918,446	3,820,574	3,701,575	11,440,595

Net income	2,127,305	2,074,188	2,009,561	6,211,054
Partnership distributions	(3,964,118)	(3,865,137)	(3,744,710)	(11,573,965)

BALANCE, DECEMBER 31, 2005	$2,081,633	$2,029,625	$1,966,426	$6,077,684

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,211,054	$1,092,990	$1,032,029
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(5,454,501)	0	0
Depreciation	346,707	560,073	661,496
Amortization of deferred leasing costs	81,694	88,014	92,387
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(212,958)	78,055	73,106
Increase in due from affiliate	(1,344)	0	0
Decrease (increase) in other assets	29,275	(4,767)	25
(Decrease) increase in accounts payable, accrued expenses and refundable security deposits	(53,525)	59,647	(61,138)
(Decrease) increase in due to affiliate	(17,142)	6,144	3,423
(Decrease) increase in deferred income	(169,742)	(44,011)	39,390

Net cash provided by operating activities	759,518	1,836,145	1,840,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	11,288,333	0	0
Payments of deferred leasing costs	(176,104)	(17,115)	(8,327)
Investment in real estate	(62,868)	0	0

Net cash provided by (used in) investing activities	11,049,361	(17,115)	(8,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(11,236,283)	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	(979,240)	(1,903,131)	(2,258,584)

Net cash used in financing activities	(12,215,523)	(1,903,131)	(2,258,584)
Net decrease in cash and cash equivalents	(406,644)	(84,101)	(426,193)

CASH AND CASH EQUIVALENTS, beginning of year	605,747	689,848	1,116,041

CASH AND CASH EQUIVALENTS, end of year	$199,103	$605,747	$689,848

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$117,264	$758,822	$438,838

Write-off of fully depreciated real estate assets	$233,477	$0	$0

Write-off of fully amortized deferred leasing costs	$106,205	$62,603	$0

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

On April 17, 1995, Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. entered into a Georgia general partnership to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P. and Wells Real Estate Fund VIII, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed an approximate 92,000-square-foot office building, the BellSouth Building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, North Carolina and constructed a retail shopping center, Tanglewood Commons.

On October 7, 2002, the Joint Venture sold an outparcel of land to an unrelated third party, for a gross sales price of $558,570. As a result of the sale, the Joint Venture recognized a gain of approximately $13,000 and received net sale proceeds of approximately $524,000. On April 21, 2005, the Joint Venture sold the shopping center at Tanglewood Commons to an unrelated third party for a gross selling price of $11,500,000. As a result of the sale, the Joint Venture recognized a gain of approximately $5,423,000 and received net sale proceeds of approximately $11,236,000. On October 12, 2005, a portion of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of the land condemnation, the Joint Venture recognized a gain of approximately $32,000 and was allocated net sale proceeds of approximately $52,000. As of December 31, 2005, the net sale proceeds from the land condemnation are included in accounts receivable, net in the accompanying balance sheets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices; (ii) market prices for comparable properties; or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $25,999 and $30,428 are included in accounts receivable as of December 31, 2005 and 2004, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $551,857 and $652,089 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets as of December 31, 2005 and 2004 is comprised of the following items:

	2005	2004
Refundable security deposits	$0	$25,605
Prepaid property insurance	2,238	5,908

Total	$2,238	$31,513

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

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

Management and Leasing Fees

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells

Management”), an affiliate of the general partners of Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund VIII, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2005, 2004, and 2003 the Joint Venture incurred management and leasing fees of $156,398, $241,783, and $179,177, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations. As of December 31, 2005 and 2004, management and leasing fees due to Wells Management of $0 and $14,093, respectively, are included in due to affiliate in the accompanying balance sheets.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2005, 2004, and 2003, the Joint Venture reimbursed $25,837, $66,589, and $45,844, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations. As of December 31, 2005, administrative reimbursements due from Wells Management of $1,344 are included in due from affiliate in the accompanying balance sheets. As of December 31, 2004, administrative reimbursements due to Wells Management of $3,049 are included in due to affiliate in the accompanying balance sheets.

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statement of operations for all periods presented. The Joint Venture sold the shopping center at Tanglewood Commons on April 21, 2005, and the North Carolina Department of Transportation condemned a portion of the remaining outparcels of land on October 12, 2005. The results of operations of the shopping center at Tanglewood Commons and the land condemnation, which are included as discontinued operations in the accompanying statements of operations, are presented below:

	2005	2004	2003
Total property revenues	$330,094	$1,035,030	$1,021,435

Property operating costs	57,037	204,881	184,429
Depreciation	34,153	210,151	265,335
Management and leasing fees	23,346	71,065	62,697
Legal and accounting	29,320	12,616	758

Total expenses	143,856	498,713	513,219

Operating income	186,238	536,317	508,216
Gain on disposition	5,454,501	0	0

Income from discontinued operations	$5,640,739	$536,317	$508,216

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2005 follows:

Year ending December 31:
2006	$1,264,835
2007	1,696,923
2008	1,742,763
2009	1,021,230
2010	662,219
Thereafter	3,688,892

$10,076,862

Three tenants generated approximately 75%, 13%, and 6% of rental income for the year ended December 31, 2005, and two tenants will generate approximately 64% and 36% of future minimum rental income.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Description	Encumbrances	Initial Cost			Gross Carrying Amount as of December 31, 2005				Accumulated Depreciation(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(d)	Land	Buildings and Improvements	Construction in Progress	Total
BELLSOUTH BUILDING(a)	None	$1,244,256	$7,755,744	$(404,499)	$1,301,890	$7,293,611	$0	$8,595,501	$3,685,482	1996	04/25/95
TANGLEWOOD COMMONS(b)	None	646,703	0	0	646,703	0	0	646,703	0	1997	05/31/95

Total		$1,890,959	$7,755,744	$(404,499)	$1,948,593	$7,293,611	$0	$9,242,204	$3,685,482

(a)	The BellSouth Building is a four-story office building located in Jacksonville, Florida.

(b)	Tanglewood Commons is a retail center located in Clemmons, North Carolina. An outparcel of this property was sold in October 2002, the shopping center was sold in April 2005 and a portion of the remaining land parcel was condemned in October 2005.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$17,178,762	$4,370,869

2003 additions	0	661,496

BALANCE AT DECEMBER 31, 2003	17,178,762	5,032,365

2004 additions	0	560,073

BALANCE AT DECEMBER 31, 2004	17,178,762	5,592,438

2005 additions	62,868	346,707
2005 dispositions	(7,999,426)	(2,253,663)

BALANCE AT DECEMBER 31, 2005	$9,242,204	$3,685,482

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $7,870,758 and $7,272,996 at December 31, 2005 and 2004, respectively	11,672,714	12,270,476
Construction in Progress	487,928	0

Total real estate assets	14,664,228	14,774,062
Investment in Fund VIII-IX-REIT Joint Venture	157,739	27,516
Cash and cash equivalents	943,506	1,148,401
Restricted cash	962,330	1,800,000
Accounts receivable, net	213,890	269,056
Deferred leasing costs, net	193,050	18,251
Other assets	9,219	6,513

Total assets	$17,143,962	$18,043,799

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$210,833	$265,096
Accrued capital expenditures	120,577	0
Due to affiliate	4,945	14,500
Deferred income	0	196,797
Deferred lease termination income	962,330	1,800,000
Partnership distributions payable	346,997	294,457

Total liabilities	1,645,682	2,570,850

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	8,492,555	8,478,675
Wells Real Estate Fund IX, L.P.	7,005,725	6,994,274

Total partners’ capital	15,498,280	15,472,949

Total liabilities and partners’ capital	$17,143,962	$18,043,799

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$1,753,805	$2,222,827	$2,489,992
Reimbursement income	544,225	639,551	811,032
Lease termination income	871,860	2,473,000	0
Interest and other income	4,136	0	1,716

Total revenues	3,174,026	5,335,378	3,302,740
EXPENSES:
Property operating costs	730,062	607,531	742,587
Depreciation	597,762	781,938	948,372
Management and leasing fees	131,050	181,907	146,339
Joint venture administration	105,281	64,861	66,525
Legal and accounting	40,706	56,351	34,708
Lease termination expense	0	875,412	0

Total expenses	1,604,861	2,568,000	1,938,531

EQUITY IN INCOME (LOSS) OF FUND VIII-IX-REIT JOINT VENTURE	(185,564)	3,004,813	452,925

NET INCOME	$1,383,601	$5,772,191	$1,817,134

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	TOTAL Partners’ Capital
BALANCE, DECEMBER 31, 2002	$12,916,340	$10,655,027	$23,571,367
Net income	995,729	821,405	1,817,134
Partnership distributions	(1,822,947)	(1,503,800)	(3,326,747)

BALANCE, DECEMBER 31, 2003	12,089,122	9,972,632	22,061,754
Net income	3,162,970	2,609,221	5,772,191
Partnership contributions	1,153,603	951,639	2,105,242
Partnership distributions	(7,927,020)	(6,539,218)	(14,466,238)

BALANCE, DECEMBER 31, 2004	8,478,675	6,994,274	15,472,949
Net income	758,168	625,433	1,383,601
Partnership contributions	173,040	142,747	315,787
Partnership distributions	(917,328)	(756,729)	(1,674,057)

BALANCE, DECEMBER 31, 2005	$8,492,555	$7,005,725	$15,498,280

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,383,601	$5,772,191	$1,817,134
Operating distributions received from Fund VIII-IX-REIT Joint Venture	0	581,705	1,005,188
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of Fund VIII-IX-REIT Joint Venture	185,564	(3,004,813)	(452,925)
Amortization of deferred leasing costs	7,552	38,295	11,241
Depreciation	597,762	1,274,526	948,372
Changes in assets and liabilities:
Decrease in accounts receivable, net	55,166	428,719	35,561
Increase in other assets	(2,706)	(4,177)	0
Decrease in accounts payable and accrued expenses	(54,263)	(13,670)	(7,736)
(Decrease) increase in due to affiliate	(9,555)	6,781	(10,503)
(Decrease) increase in deferred income	(196,797)	(95,725)	155,939

Net cash provided by operating activities	1,966,324	4,983,832	3,502,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(367,351)	0	0
Payment for deferred leasing costs	(182,351)	0	0
Contributions to Fund VIII-IX-REIT Joint Venture	(315,787)	(2,105,242)	0
Net sale proceeds distributions received from Fund VIII-IX-REIT Joint Venture	0	10,014,247	0

Net cash (used in) provided by operating activities	(865,489)	7,909,005	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	(10,014,247)	0
Operating distributions to joint venture partners in excess of accumulated earnings	(1,621,517)	(4,981,589)	(3,364,927)
Contributions from joint venture partners	315,787	2,105,242	0

Net cash used in operating activities	(1,305,730)	(12,890,594)	(3,364,927)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(204,895)	2,243	137,344

CASH AND CASH EQUIVALENTS, beginning of year	1,148,401	1,146,158	1,008,814

CASH AND CASH EQUIVALENTS, end of year	$943,506	$1,148,401	$1,146,158

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Restricted cash received in connection with lease termination	$0	$1,800,000	$0

Investment in deferred leasing costs funded with restricted cash	$182,351	$0	$0

Investment in real estate funded with restricted cash	$367,350	$0	$0

Write-off of fully amortized deferred leasing costs	$0	$25,599	$95,126

Accrued capital expenditures	$120,577	$0	$0

Partnership distributions payable	$346,997	$294,457	$824,056

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. entered into a Georgia general partnership with Wells Real Estate Fund IX, L.P. to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land located in Madison, Wisconsin, on which an approximately 101,700 rentable square foot, four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, the AT&T – Texas Building, located in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased an approximately 65,000 square foot, two-story office building, 15253 Bake Parkway, located in Irvine, California. On February 20, 1997, the Joint Venture purchased a 49,500 square foot, two-story partially completed office building, 305 Interlocken Parkway, located in Broomfield, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. During 2000, the Joint Venture contributed, at cost, 15253 Bake Parkway to Fund VIII-IX-REIT Joint Venture, and Wells OP contributed approximately $1.3 million to fund building improvements. On December 2, 2004, the Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $10,014,000 and was allocated a gain of approximately $2,301,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Investment in Fund VIII-IX-REIT Joint Venture

The Joint Venture adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, effective March 31, 2004. The joint venture partners of Fund VIII-IX-REIT Joint Venture have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such venture. However, management has evaluated Fund VIII-IX-REIT Joint Venture and has determined that it is not a variable interest entity under the provisions of FIN 46(R) because not substantially all of the activities of this entity are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners of Fund VIII-IX-REIT Joint Venture are not related parties, as defined in FIN 46(R) and SFAS No. 57, Related Party Disclosures. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of a previously unconsolidated entity.

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

Restricted Cash

On August 20, 2004, the Joint Venture and Cirrus Logic, Inc. (“Cirrus Logic”), the sole tenant of 305 Interlocken Parkway and an unrelated third party, entered into a lease termination agreement (the “Termination Agreement”), which immediately canceled a lease between the Joint Venture and Cirrus Logic for approximately 49,000 square feet of office space with an original expiration date of April 30, 2012. The Joint Venture owns 100% of 305 Interlocken Parkway. Under the terms of the Termination Agreement, in consideration for being released from any and all liabilities and obligations arising out of its lease with the Joint Venture, Cirrus Logic relinquished its right to occupy the premises and agreed to pay the Joint Venture a lease termination fee of approximately $2,500,000. Further, Cirrus Logic delivered $1,800,000 to an escrow agent, of which $1,300,000 and $500,000 are designated to fund future re-leasing costs and future operating expenses, respectively. The unused balances of such escrow funds are recorded as restricted cash and deferred lease termination income in the accompanying balance sheets.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivable and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2005 or 2004.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $64,503 and $56,951 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets is primarily comprised of prepaid expenses, including insurance and repair costs. Prepaid expenses are recognized as the related services are performed. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at certain of the Joint Venture’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Joint Venture is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2005, 2004, and 2003, the Joint Venture incurred management and leasing fees of $128,649, $149,822, and $119,855, respectively.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2005, 2004, and 2003, the Joint Venture reimbursed $72,443, $54,419, and $47,440, respectively, to Wells Management and its affiliates for these services.

Due to Affiliate

As of December 31, 2005 and December 31, 2004, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2005	2004
Reimbursement of administration costs	$4,945	$3,449
Management and leasing fees	0	11,051

	$4,945	$14,500

4.	INVESTMENT IN FUND VIII-IX-REIT JOINT VENTURE

The Joint Venture’s investment and approximate ownership percentage in Fund VIII-IX-REIT Joint Venture as of December 31, 2005 and 2004 are presented below:

	2005		2004
	Amount	Percentage	Amount	Percentage
Fund VIII-IX-REIT Joint Venture	$157,739	84%	$27,516	84%

Roll-forwards of the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture for the years ended December 31, 2005 and 2004 are presented below:

	2005	2004
Investment in Fund VIII-IX-REIT Joint Venture, beginning of year	$27,516	$5,276,668
Equity in income of Fund VIII-IX-REIT Joint Venture	(185,564)	3,004,813
Contributions to Fund VIII-IX-REIT Joint Venture	315,787	2,105,242
Distributions from Fund VIII-IX-REIT Joint Venture	0	(10,359,207)

Investment in Fund VIII-IX-REIT Joint Venture, end of year	$157,739	$27,516

Condensed financial information for Fund VIII-IX-REIT Joint Venture as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004, and 2003 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Joint Venture	$192,241	$248,780	$4,922	$216,101	$187,319	$32,679

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations					Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,					For The Years Ended December 31,
	2005	2004	2003	2005	2004	2003	2005		2004		2003	2005		2004		2003
Fund VIII-IX-REIT Joint Venture	$1,269	$0	$0	$(22,110)	$(16,958)	$0	$(198,250	)(3)	$3,585,209	(2)	$537,855	$(220,360	)(1)	$3,568,251	(1)	$537,855

(1)	Effective July 1, 2004, Fund VIII-IX-REIT Joint Venture extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $32,300 for Fund VIII-IX-REIT Joint Venture. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

(2)	Includes a gain of $2,962,642 recognized on the sale of 15253 Bake Parkway, of which $2,494,832 is attributable to the Joint Venture.

(3)	The majority of this balance represents an adjustment to the gain on the sale of 15253 Bake Parkway resulting from a change in estimate of the amount of capital expenditures required to be funded by the Joint Venture pursuant to the purchase and sale agreement.

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2005 is presented below:

Year ending December 31:
2006	$1,950,757
2007	1,400,392
2008	859,691
2009	884,024
2010	908,298
Thereafter	576,171

$6,579,333

Two tenants generated approximately 75% and 25% of rental income for the year ended December 31, 2005, and three tenants will generate approximately 41%, 30%, and 29% of future minimum rental income.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

		Initial Cost			Gross Carrying Amount as of December 31, 2005
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(e)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$403,718	$896,698	$9,992,806	$0	$10,889,504	$4,562,157	1997	06/17/96
AT&T – TEXAS BUILDING(b)	None	677,914	3,796,786	199,166	677,914	3,988,952	7,000	4,673,866	1,458,111	1996	10/10/96
305 INTERLOCKEN PARKWAY (formerly known as the “CIRRUS LOGIC BUILDING”)(C)	None	928,974	6,158,796	(116,154)	928,974	5,561,714	480,928	6,971,616	1,850,490	1997	02/20/97

Total		$2,503,586	$19,544,670	$486,730	$2,503,586	$19,543,472	$487,928	$22,534,986	$7,870,758

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	The AT&T – Texas Building is a one-story office building located in Farmers Branch, Texas.

(c)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(d)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND VIII, AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation

BALANCE AT DECEMBER 31, 2002	$23,023,016	$6,026,055

2003 additions	0	948,372

BALANCE AT DECEMBER 31, 2003	23,023,016	6,974,427

2004 additions	0	781,938
2004 dispositions	(975,958)	(483,369)

BALANCE AT DECEMBER 31, 2004	22,047,058	7,272,996

2005 additions	487,928	597,762

BALANCE AT DECEMBER 31, 2005	$22,534,986	$7,870,758

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII-IX-REIT Joint Venture:

We have audited the accompanying statements of operations, partners’ capital, and cash flows for Fund VIII-IX-REIT Joint Venture (the “Joint Venture”) for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund VIII-IX-REIT Joint Venture for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 10, 2005

FUND VIII-IX-REIT JOINT VENTURE

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2005 (UNAUDITED)

AND

BALANCE SHEET

AS OF DECEMBER 31, 2004 (UNAUDITED)

ASSETS

	2005 (unaudited)	2004 (unaudited)
Cash and cash equivalents	$60,684	$95,786
Accounts receivable	131,557	152,994

Total assets	$192,241	$248,780

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$4,922	$215,029
Due to affiliate	0	1,072

Total liabilities	4,922	216,101

Partners’ capital:
Fund VIII and Fund IX Associates		27,522
Wells Operating Partnership, L.P.		5,157

Total partners’ capital		32,679

Total liabilities and partners’ capital		$248,780

Total net assets in liquidation	$187,319

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE YEAR ENDED DECEMBER 31, 2005 (unaudited)

2005 (unaudited)
Net assets in liquidation at January 1, 2005	$32,679
Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(35,102)
Decrease in accounts receivable	(21,437)
Decrease in accounts payable and accrued expenses	210,107
Decrease in due to affiliate	1,072

Net assets in liquidation at December 31, 2005	$187,319

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004 (UNAUDITED) AND 2003

	2004 (unaudited)	2003
REVENUES:
Interest and other income	$0	$0

EXPENSES:
Joint venture administration	792	0
Legal and accounting	16,166	0

Total expenses	16,958	0

NET LOSS FROM CONTINUING OPERATIONS	(16,958)	0

DISCONTINUED OPERATIONS:
Operating income	622,567	537,855
Gain on disposition	2,962,642	0

Income from discontinued operations	3,585,209	537,855

NET INCOME	$3,568,251	$537,855

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2004

	Fund VIII and Fund IX Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
Partners’ Capital, December 31, 2002	$5,808,502	$1,089,164	$6,897,666

Net income	452,926	84,929	537,855
Partnership distributions	(984,760)	(184,654)	(1,169,414)

Partners’ Capital, December 31, 2003	5,276,668	989,439	6,266,107

Net income	3,004,813	563,438	3,568,251
Partnership contributions	2,105,248	394,752	2,500,000
Partnership distributions	(10,359,207)	(1,942,472)	(12,301,679)

Partners’ Capital, December 31, 2004 (unaudited)	$27,522	$5,157	$32,679

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004 (UNAUDITED) AND 2003

	2004 (unaudited)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,568,251	$537,855
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(2,962,642)	0
Depreciation	164,642	460,374
Amortization	9,752	92,064
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(202,596)	71,211
Increase in accounts payable and accrued expenses	215,029	0
(Decrease) increase in due to affiliate	(10,982)	11,296

Net cash provided by operating activities	781,454	1,172,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred leasing costs	(488,581)	0
Investment in real estate	(2,268,131)	0
Net proceeds from sale of real estate	11,892,035	0

Net cash provided by investing activities	9,135,323	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(689,310)	(1,193,674)
Net sale proceeds distributions to joint venture partners	(11,892,035)	0
Contributions from joint venture partners	2,500,000	0

Net cash used in financing activities	(10,081,345)	(1,193,674)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(164,568)	(20,874)

CASH AND CASH EQUIVALENTS, beginning of year	260,354	281,228

CASH AND CASH EQUIVALENTS, end of year	$95,786	$260,354

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$279,666

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 (UNAUDITED), 2004 (UNAUDITED), AND 2003

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. entered into a Georgia general partnership known as Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”). On June 15, 2000, Fund VIII-IX Associates entered into a joint venture agreement with Wells Operating Partnership, L.P. (“Wells OP”) known as Fund VIII-IX-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed for the purposes of developing, owning, operating, and selling real properties. During 2000, Fund VIII-IX Associates contributed, at cost, an approximately 65,000 square foot, two-story office building, 15253 Bake Parkway, to the Joint Venture. Wells OP contributed approximately $1,300,000 to the Joint Venture to fund building improvements. On December 2, 2004, the Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11,892,000 and recognized a gain of approximately $2,732,000.

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

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

The Joint Venture’s policy is to adopt the liquidation basis of accounting once the liquidation of the Joint Venture is imminent, which the Joint Venture has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. Accordingly, the Joint Venture adopted the liquidation basis of accounting effective January 1, 2005. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and are periodically reviewed and adjusted. As the Joint Venture no longer has continuing real estate operations, the Joint Venture is no longer required to present statements of operations or statements of cash flows following the adoption of liquidation basis of accounting.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate in which the Joint Venture has an ownership interest, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2005 or 2004.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. The Joint Venture incurred management and leasing fees payable to Wells Management of $41,624 and $67,822, during the years ended December 31, 2004 and 2003, respectively, all of which are included in income (loss) from discontinued operations in the accompanying statements of operations. As of December 31, 2005 and 2004, management and leasing fees of $0 and $382 are included in due to affiliate in the accompanying balance sheet, respectively.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2005, 2004, and 2003, the Joint Venture reimbursed $20,625, $9,420, and $38,043, respectively, to Wells Management and its affiliates for these services portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations. As of December 31, 2005 and 2004, administrative reimbursements of $0 and $690 are included in due to affiliate in the accompanying balance sheets, respectively.

On December 21, 2005, Wells Capital, Inc. (“Wells Capital”) and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an unaffiliated entity. Accordingly, the Joint Venture will make all future payments of management and leasing fees and administrative reimbursements to WASI.

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statements of operations for all periods presented. On December 2, 2004, the Joint Venture sold 15253 Bake Parkway. During 2005, the Joint Venture adjusted the gain on the sale of 15235 Bake Parkway as a result of a change in the estimate of the amount of capital expenditures required to be funded by the Joint Venture pursuant to the purchase and sale agreement. The results of discontinued operations of 15253 Bake Parkway included in the accompanying statements of operations are summarized below:

	2004 (unaudited)	2003
Total property revenues	$1,031,799	$1,241,461

Property operating costs	166,211	80,093
Depreciation and amortization	174,394	552,438
Management and leasing fees	41,624	53,536
Legal and accounting	27,003	17,539

Total expenses	409,232	703,606

Operating income	622,567	537,855
Gain on disposition	2,962,642	0

Income from discontinued operations	$3,585,209	$537,855

FUND VIII-IX-REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2002	$7,823,153	$1,110,937

2003 additions	0	460,374

BALANCE AT DECEMBER 31, 2003	7,823,153	1,571,311

2004 additions	2,268,131	164,642
2004 dispositions	(10,091,284)	(1,735,953)

BALANCE AT DECEMBER 31, 2004 (UNAUDITED)	0	0

2005 additions	230,751	0
2005 dispositions	(230,751)	0

BALANCE AT DECEMBER 31, 2005 (UNAUDITED)	$0	$0

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE FUND VIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund VIII, L.P., File No. 33-83852)

*10	(a)	Management Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10	(b)	Leasing and Tenant Coordinating Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10	(c)	Custodial Agency Agreement dated November 15, 1994, between Wells Real Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10	(d)	Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(f)	Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(g)	Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(h)	Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(i)	First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number		Description of Document

*10	(j)	Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(k)	Development Agreement between Wells Real Estate Fund VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(l)	Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(m)	Architect’s Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(n)	Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(o)	Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(p)	Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(q)	Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(r)	Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(s)	Architect’s Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(t)	First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number		Description of Document

*10	(u)	Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(v)	Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(w)	Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(x)	First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10	(y)	Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit 10(oo) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10	(z)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(aa)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(bb)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(cc)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(dd)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ee)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ff)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number		Description of Document

*10	(gg)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(hh)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ii)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10 (ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(jj)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10 (jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(kk)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10 (kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(ll)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10 (ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(mm)	Agreement for the Purchase and Sale of Property with Orix Prime West Bloomfield II Venture dated February 5, 1997 (Exhibit 10 (mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(nn)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10 (nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(oo)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-32099)

*10	(pp)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-44900)

*10	(qq)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-44900)

*10	(rr)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, File No. 0-27888)

*10	(ss)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

Exhibit Number		Description of Document

*10	(tt)	Purchase and Sale Agreement for the sale of Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended June 30, 2004, Commission File No. 0-18407)

*10	(uu)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(vv)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(ww)	Fourth Amendment to Lease Agreement with CH2M Hill, Inc. (Exhibit 10(tt) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-25606)

*10	(xx)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

*10	(yy)	Purchase and Sale Agreement for Tanglewood Commons (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended March 31, 2005, Commission File No. 0-23656)

*10	(zz)	First Amendment to Purchase and Sale Agreement for Tanglewood Commons (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended March 31, 2005, Commission File No. 0-23656)

*10	(aaa)	Second Amendment to Lease Agreement with BellSouth Advertising and Publishing Corporation for a portion of the BellSouth Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended June 30, 2005, Commission File No. 0-23656)

*10	(bbb)	Purchase and Sale Agreement for the sale of CH2MHill Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VII, L.P. for the quarter ended September 30, 2005, Commission File No. 0-25606)

*10	(ccc)	Second Amendment to Lease Agreement with American Express Travel Related Services, Inc. for a portion of the BellSouth Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended September 30, 2005, Commission File No. 0-23656)

10	(ddd)	Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building

*10	(eee)	Purchase and Sale Agreement for BellSouth Building (Exhibit 10(oo) to the Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-20103)

*10	(ggg)	Termination of Purchase and Sale Agreement for BellSouth Building (Exhibit 10(pp) to the Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-20103)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002