Form 10-Q
period 2006-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2006-05-12
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VIII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2006	December 31, 2005
Investment in joint ventures	$10,665,657	$10,495,726
Cash and cash equivalents	5,553,418	5,528,409
Due from joint ventures	264,324	228,084
Other assets	19,500	0

Total assets	$16,502,899	$16,252,219

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$55,510	$75,518
Due to affiliates	8,408	10,811
Partnership distributions payable	269,898	173,471

Total liabilities	333,816	259,800

Partners’ capital:
Limited partners:
Class A – 2,951,279 units and 2,950,600 units outstanding as of March 31, 2006 and December 31, 2005, respectively	15,374,483	15,061,403
Class B – 251,990 units and 252,669 units outstanding as of March 31, 2006 and December 31, 2005, respectively	792,834	931,016
General partners	1,766	0

Total partners’ capital	16,169,083	15,992,419

Total liabilities and partners’ capital	$16,502,899	$16,252,219

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2006	2005

EQUITY IN INCOME OF JOINT VENTURES	$455,692	$310,924

EXPENSES:
Partnership administration	45,279	33,773
Legal and accounting	18,192	10,512

Total expenses	63,471	44,285

INTEREST AND OTHER INCOME	54,341	17,879

NET INCOME	$446,562	$284,518

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$580,477	$439,812

CLASS B LIMITED PARTNERS	$(135,681)	$(155,294)

GENERAL PARTNERS	$1,766	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.20	$0.15

CLASS B	$(0.54)	$(0.60)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,951,279	2,944,413

CLASS B	251,990	258,856

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	2,931,096	$21,206,578	272,173	$509,422	$0	$21,716,000

Class B conversion elections	19,504	28,978	(19,504)	(28,978)	0	0
Net income	0	2,384,593	0	2,829,597	0	5,214,190
Distributions of operating cash flow ($0.22 per weighted-average Class A Unit)	0	(637,773)	0	0	0	(637,773)
Distributions of net sale proceeds ($2.69 and $9.30 per weighted-average Class A Unit and Class B Unit, respectively)	0	(7,920,973)	0	(2,379,025)	0	(10,299,998)

BALANCE, DECEMBER 31, 2005	2,950,600	15,061,403	252,669	931,016	0	15,992,419

Class B conversion elections	679	2,501	(679)	(2,501)	0	0
Net income (loss)	0	580,477	0	(135,681)	1,766	446,562
Distributions of operating cash flow ($0.09 per weighted-average Class A Unit)	0	(269,898)	0	0	0	(269,898)

BALANCE, MARCH 31, 2006	2,951,279	$15,374,483	251,990	$792,834	$1,766	$16,169,083

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$446,562	$284,518
Operating distributions received from joint ventures	228,083	312,880
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(455,692)	(310,924)
Operating changes in assets and liabilities:
Increase in other assets	(19,500)	0
Decrease in accounts payable and accrued expenses	(20,008)	(14,388)
(Decrease) increase in due to affiliates	(2,403)	630

Net cash provided by operating activities	177,042	272,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(357,281)
Net sale proceeds received from joint ventures	21,438	0

Net cash provided by (used in) investing activities	21,438	(357,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(173,471)	0

Net cash used in financing activities	(173,471)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,009	(84,565)

CASH AND CASH EQUIVALENTS, beginning of period	5,528,409	6,906,555

CASH AND CASH EQUIVALENTS, end of period	$5,553,418	$6,821,990

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$269,898	$220,831

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(1) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. CH2M Hill Building(2) An office building located in Gainesville, Florida
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

4. US Cellular Building

A four-story office building located in Madison, Wisconsin

5. AT&T – Texas Building

A one-story office building located in Farmers Branch, Texas

6. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII - IX Associates. • Wells Operating Partnership, L.P.(3)	No properties owned during the periods presented

(1)	One outparcel of land was sold in October 2002; the shopping center and one outparcel of land was sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and two outparcels of land remain unsold as of March 31, 2006.

(2)	This property was sold in December 2005.

(3)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2005.

On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sales price of $11,500,000. As a result of the sale, the Partnership received net sale proceeds of approximately $3,635,000 and was allocated a gain of approximately $1,755,000. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of this condemnation, the Partnership received net sale proceeds of approximately $17,000 and was allocated a gain of approximately $10,000.

On December 7, 2005, Fund VII-VIII Associates sold the CH2M Hill Building to an unrelated third party for a gross sales price of $8,200,000. As a result of the sale, the Partnership received net sale proceeds of approximately $5,028,000 and was allocated a gain of approximately $2,534,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2005.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the

Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of March 31, 2006, other assets is comprised of interest income receivable.

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

Distributions of Sale Proceeds

Upon sales of properties, unless reserved, net sale proceeds are distributed in the following order:

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VI-VII-VIII Associates	$458,436	$461,266	$175,426	$129,740	$98	$164,227	$175,524	$293,967
Fund VII-VIII Associates	0	0	(4,498)	(5,856)	(386)	16,852	(4,884)	10,996
Fund VIII-IX Associates	1,168,378	738,484	733,613	381,126	0	0	733,613	381,126

	$1,626,814	$1,199,750	$904,541	$505,010	$(288)	$181,079	$904,253	$686,089

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months ended March 31, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$837	$0	$(4,399)	$(15,732)	$0	$38,658	$(4,399)	$22,926

The Partnership allocates income (loss) from operations and from the sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The income (loss) from discontinued operations presented above is entirely comprised of income (loss) from operating activities.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $28,717 and $33,414 for the three months ended March 31, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $23,249 and $29,907 for the three months ended March 31, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal. The Court has not yet entered an order granting this motion.

On or about August 8, 2005, the defendants filed a motion for attorneys’ fees and expenses of litigation. On or about August 12, 2005, the plaintiffs filed a motion for attorneys’ fees and expenses of litigation as to one defense asserted by the defendants. On April 20, 2006, the Court held a hearing addressing only the liability aspects of the defendants’ and the plaintiffs’ motions for attorneys’ fees and expenses. The Court has not yet ruled on either party’s motion.

5.	SUBSEQUENT EVENT

Distribution of Net Sale Proceeds

The 2005 sale and land condemnation of Tanglewood Commons and the 2005 sale of the CH2M Hill Building generated total net sale proceeds to the Partnership of approximately $8,680,000. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, our General Partners have determined to reserve from these amounts net sale proceeds of approximately $1,330,000. In accordance with the terms of the partnership agreement, on May 1, 2006, the General Partners distributed the residual net sale proceeds of approximately $3,800,000 to the limited partners of record as of March 31, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2005.

Property Under Contract

On April 6, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture entered into an agreement to sell the BellSouth Building and a second office property to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed upon credits of $251,000, excluding closing costs (the “Agreement”). As of April 18, 2006, the inspection period has expired, and the earnest money deposit of $1,000,000 has become non-refundable pursuant to the Agreement. The Partnership expects this transaction to close in the second quarter of 2006; however, there are no assurances regarding when or if this sale will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary note regarding forward-looking statements” preceding Part I, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of the Partnership’s life cycle. We have sold four assets, and the BellSouth Building is currently under contract for sale. There are no assurances that the sale of the BellSouth Building will be completed. The completion of this sale, with what we believe is favorable pricing, would be a desirable outcome following the re-leasing activities undertaken during 2005. Our focus on the remaining assets involves increasing the occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our limited partners.

The first quarter 2006 operating distributions to limited partners holding Class A Units increased over the previous quarter primarily as a result of distributing operating cash flows that were previously reserved for anticipated capital expenditures that were not required. We anticipate that operating distributions may decline in the future as we sell additional properties and fund our pro-rata share of anticipated capital improvements at the AT&T – Texas Building, re-leasing costs at the US Cellular Building, and re-leasing costs at the BellSouth Building, should the proposed sale of this property not close.

In May 2006, we distributed net proceeds from the sales of Tanglewood Commons and the CH2M Hill Building of approximately $3,800,000 to limited partners. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

Property Summary

Information regarding the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Hannover Center property was sold on April 29, 2004.

•	The 15253 Bake Parkway building was sold on December 2, 2004.

•	The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. We retain an ownership interest in two remaining outparcels of land, which will be marketed for sale now that the shopping center has been sold.

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building located in Jacksonville, Florida, is currently 100% leased. We have completed an approximately three-year lease extension with BellSouth Advertising and Publishing Corporation (“BellSouth”), a subsidiary of BellSouth Company through April 2009 and an approximate ten-year lease extension with American Express Travel Related Services Company, Inc. (“American Express”) through February 2016. As part of this negotiation, BellSouth re-leased approximately 12,000 square feet of space to American Express effective November 1, 2005. This property is currently under contract for sale.

•	The US Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T – Texas Building, located in Farmer’s Branch, Texas, is 100% leased through July 2011.

•	The 305 Interlocken Parkway property is located in the Broomfield submarket of Denver, Colorado. During the fourth quarter of 2005, we signed a lease with Flextronics International USA, Inc. for the entire building through August 2011.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the three months ended March 31, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $177,000, as compared to approximately $273,000 for the three months ended March 31, 2005. The 2006 decrease is primarily attributable to a corresponding decrease in operating distributions received from the Joint Ventures due to forgone cash flows resulting from the sales of the Tanglewood Commons shopping center in April 2005 and the CH2M Hill Building in December 2005. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have used net operating cash flow to fund operating distributions to limited partners.

Future operating distributions from the Joint Ventures are expected to decline in the future as we sell additional properties and fund our pro-rata share of anticipated capital improvements at the AT&T – Texas Building and re-leasing costs at the US Cellular Building and the BellSouth Building, should the proposed sale of this property not close. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $334,000, as of March 31, 2006. At this time, we expect to continue to generate cash flows from operations, including operating distributions from the Joint Ventures, sufficient to cover our estimated future operating expenses.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and respective joint venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of March 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2006	Undistributed Net Sale Proceeds as of March 31, 2006
					Amount	Purpose

Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	–	$169,643	$0

Hannover Center (sold in 2004)	1,703,431		63.4%	1,079,364	0	–	1,079,364	0

305 Interlocken Parkway	800,000	(1)	54.8%	438,374	0	–	438,374	0
(early termination in 2004)

15253 Bake Parkway (sold in 2004)	11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	11,236,283		32.4%	3,635,454	0	–	3,549,998	85,456

Tanglewood Commons land condemnation (sold in 2005)	52,050		32.4%	16,841	0	–	0	16,841

CH2M Hill Building (sold in 2005)	7,935,259		63.4%	5,028,105	0	–	0	5,028,105

Total				$15,855,257	$424,857		$10,299,998	$5,130,402

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have estimated that reserves of net sale proceeds of approximately $1,330,000 will be required to fund our pro-rata share of anticipated capital improvements for the AT&T – Texas Building, re-leasing costs for the US Cellular Building, and re-leasing costs for the BellSouth Building, should the proposed sale of this property not close. Accordingly, in May 2006, the remaining net sale proceeds of approximately $3,800,000 from the sales of Tanglewood Commons and the CH2M Hill Building were distributed to the limited partners of record as of March 31, 2006, which, under the terms of the Partnership Agreement, does not include limited partners acquiring units after December 31, 2005.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $455,692 and $310,924 for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to an increase in lease cancellation revenue at 305 Interlocken Parkway. The lease cancellation income was received as a reimbursement for tenant improvements and re-leasing expenses incurred from the escrow account that was established as a result of the lease termination of the sole tenant of 305 Interlocken Parkway, Cirrus Logic, Inc., in August 2004.

We expect equity in income of Joint Ventures to decrease in the future as we sell additional properties.

Expenses

Our expenses were $63,471 and $44,285 for the three months ended March 31, 2006 and 2005, respectively. The increase is primarily a result of an increase in legal fees and printing costs resulting from additional reporting and regulatory requirements. We also anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $54,341 and $17,879 for the three months ended March 31, 2006 and 2005, respectively. The increase is a result of (i) an increase in the average amount of net sale proceeds held during 2006 as a result of the sale of the CH2M Hill Building in December 2005, and (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

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

Summary

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of March 31, 2006.

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

Related-Party Transactions

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

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

Subsequent Event

On April 6, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture entered into an agreement to sell the BellSouth Building and a second office property to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed upon credits of $251,000, excluding closing costs (the “Agreement”). As of April 18, 2006, the inspection period has expired, and the earnest money deposit of

$1,000,000 has become non-refundable pursuant to the Agreement. The Partnership expects this transaction to close in the second quarter of 2006; however, there are no assurances regarding when or if this sale will be completed.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2006	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for BellSouth Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund IV, L.P. for the period ending March 31, 2006, Commission File No. 0-20103, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002