Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2006-08-11
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VIII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in joint ventures	$8,768,112	$10,495,726
Cash and cash equivalents	5,772,520	5,528,409
Due from joint ventures	451,016	228,084
Other assets	25,329	0

Total assets	$15,016,977	$16,252,219

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$51,169	$75,518
Due to affiliates	6,505	10,811
Partnership distributions payable	240,810	173,471

Total liabilities	298,484	259,800

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,951,979 units and 2,950,600 units outstanding as of June 30, 2006 and December 31, 2005, respectively	13,350,716	15,061,403
Class B – 251,290 units and 252,669 units outstanding as of June 30, 2006 and December 31, 2005, respectively	1,364,275	931,016
General partners	3,502	0

Total partners’ capital	14,718,493	15,992,419

Total liabilities and partners’ capital	$15,016,977	$16,252,219

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$2,583,408	$1,877,665	$3,039,100	$2,188,589

EXPENSES:
Partnership administration	37,363	51,565	82,643	85,338
Legal and accounting	16,430	14,166	34,622	24,678

Total expenses	53,793	65,731	117,265	110,016

INTEREST AND OTHER INCOME	60,609	27,056	114,950	44,935

NET INCOME	$2,590,224	$1,838,990	$3,036,785	$2,123,508

NET INCOME ALLOCATED TO:
CLASS A LIMITED PARTNERS	$1,696,759	$201,813	$2,277,235	$641,625

CLASS B LIMITED PARTNERS	$891,730	$1,637,177	$756,048	$1,481,883

GENERAL PARTNERS	$1,735	$0	$3,502	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.57	$0.07	$0.77	$0.22

CLASS B	$3.55	$6.40	$3.00	$5.76

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,951,979	2,947,600	2,951,629	2,946,007

CLASS B	251,290	255,669	251,640	257,262

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	2,931,096	$21,206,578	272,173	$509,422	$0	$21,716,000
Class B conversion elections	19,504	28,978	(19,504)	(28,978)	0	0
Net income	0	2,384,593	0	2,829,597	0	5,214,190
Distributions of operating cash flow ($0.22 per weighted-average Class A Unit)	0	(637,773)	0	0	0	(637,773)
Distributions of net sale proceeds ($2.69 and $9.30 per weighted-average Class A Unit and Class B Unit, respectively)	0	(7,920,973)	0	(2,379,025)	0	(10,299,998)

BALANCE, DECEMBER 31, 2005	2,950,600	15,061,403	252,669	931,016	0	15,992,419

Class B conversion elections	1,379	4,703	(1,379)	(4,703)	0	0
Net income	0	2,277,235	0	756,048	3,502	3,036,785
Distributions of operating cash flow ($0.17 per weighted-average Class A Unit)	0	(510,708)	0	0	0	(510,708)
Distributions of net sale proceeds ($1.18 and $1.26 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,481,917)	0	(318,086)	0	(3,800,003)

BALANCE, JUNE 30, 2006	2,951,979	$13,350,716	251,290	$1,364,275	$3,502	$14,718,493

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,036,785	$2,123,508
Operating distributions received from joint ventures	519,463	723,047
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,039,100)	(2,188,589)
Changes in assets and liabilities:
Increase in other assets	(25,329)	0
(Decrease) increase in accounts payable and accrued expenses	(24,349)	14,966
(Decrease) increase in due to affiliates	(4,306)	1,510

Net cash provided by operating activities	463,164	674,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(153,684)	(426,497)
Net sale proceeds received from joint ventures	4,178,003	3,635,454

Net cash provided by investing activities	4,024,319	3,208,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(443,369)	(220,831)
Net sale proceeds distributions paid to limited partners	(3,800,003)	(5,299,999)

Net cash used in investing activities	(4,243,372)	(5,520,830)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	244,111	(1,637,431)

CASH AND CASH EQUIVALENTS, beginning of period	5,528,409	6,906,555

CASH AND CASH EQUIVALENTS, end of period	$5,772,520	$5,269,124

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$240,810	$243,473

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building(1) A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(2) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. CH2M Hill Building(3) An office building located in Gainesville, Florida
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

4. US Cellular Building

    A four-story office building

    located in Madison, Wisconsin

5. AT&T – Texas Building

    A one-story office building located

    in Farmers Branch, Texas

6. 305 Interlocken Parkway

    A two-story office building located

    in Broomfield, Colorado

Joint Venture	Joint Venture Partners	Properties
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII-IX Associates • Wells Operating Partnership, L.P.(4)	No properties owned during the periods presented.

(1)	This property was sold in May 2006.

(2)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land was sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005, and two outparcels of land remain unsold as of June 30, 2006.

(3)	This property was sold in December 2005.

(4)

Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On May 15, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture sold the BellSouth Building and a second office property owned by the other Wells-affiliated joint venture to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed-upon credits of approximately $228,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,157,000 and was allocated a gain of approximately $2,176,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	June 30, 2006	December 31, 2005
Interest income receivable	$22,000	$0
Insurance refund receivable	3,329	0

Total	$25,329	$0

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VI-VII-VIII Associates	$0	$0	$(9,424)	$(10,762)	$6,800,734	$5,542,295	$6,791,310	$5,531,533
Fund VII-VIII Associates	0	0	1,731	(5,446)	(4,872)	36,754	(3,141)	31,308
Fund VIII-IX Associates	1,141,871	672,742	708,250	124,318	0	0	708,250	124,318

	$1,141,871	$672,742	$700,557	$108,110	$6,795,862	$5,579,049	$7,496,419	$5,687,159

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VI-VII-VIII Associates	$ 0	$ 0	$ (18,128)	$(16,274)	$6,984,963	$5,841,774	$6,966,835	$5,825,500
Fund VII-VIII Associates	0	0	(2,767)	(11,302)	(5,258)	53,606	(8,025)	42,304
Fund VIII-IX Associates	2,310,249	1,411,225	1,441,864	505,443	0	0	1,441,864	505,443

	$2,310,249	$1,411,225	$1,420,969	$ 477,867	$6,979,705	$5,895,380	$8,400,674	$6,373,247

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$400	$0	$(3,573)	$(4,201)	$937	$(198,856)	$(2,636)	$(203,057)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$1,237	$0	$(7,972)	$(19,933)	$937	$(160,198)	$(7,035)	$(180,131)

The Partnership allocates income (loss) from operations and from the sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain (Loss) on Sale		Total
Fund VI-VII-VIII Associates	$259,781	$6,725,182	$6,984,963	$418,798	$5,422,976		$5,841,774
Fund VII-VIII Associates	(5,258)	0	(5,258)	53,606	0		53,606
Fund VIII-IX Associates	0	0	0	0	0		0
Fund VIII-IX-REIT Associates	937	0	937	33,451	(193,649	)(1)	(160,198)

	$255,460	$6,725,182	$6,980,642	$505,855	$5,229,327		$5,735,182

(1)

Represents an adjustment to the gain recognized on the December 2004 sale of 15253 Bake Parkway, resulting from a change in estimate of the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $21,518 and $27,690 for the three months ended June 30, 2006 and 2005, respectively, and $50,235 and $61,104 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $20,845 and $31,293 for the three months ended June 30, 2006 and 2005, respectively, and $44,094 and $61,200 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of the Partnership’s life cycle. With the sale of the BellSouth Building in the second quarter of 2006, we have now sold five assets and the two remaining outparcels of land at Tanglewood Commons. Our focus on the remaining assets involves concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our limited partners.

During the second quarter of 2006, we engaged in several significant activities related to the properties in which we owned interests. Specifically, the BellSouth Building was sold on May 15, 2006 and we completed the distribution of net sale proceeds to limited partners in May 2006 of approximately $3,800,000 from the sales of the Tanglewood Commons shopping center, the Tanglewood Commons land condemnation, and the CH2M Hill Building. Also, the General Partners have announced their intention to distribute net sale proceeds from the sales of the CH2M Hill Building and the BellSouth Building of approximately $5,000,000 in November of 2006.

The second quarter 2006 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may decline in the future as we sell additional properties and fund our pro-rata share of anticipated capital improvements at the AT&T – Texas Building and re-leasing costs at the US Cellular Building. (See “Contractual Obligations and Commitments” below.)

Property Summary

As we continue to operate in the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we move into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

Information regarding the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Hannover Center property was sold on April 29, 2004.

•	The 15253 Bake Parkway building was sold on December 2, 2004.

•

The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. We retain an ownership interest in two remaining outparcels of land.

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building was sold on May 15, 2006.

•	The US Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T – Texas Building, located in Farmer’s Branch, Texas, is 100% leased through July 2011.

•

The 305 Interlocken Parkway property is located in the Broomfield submarket of Denver, Colorado. During the fourth quarter of 2005, we signed a lease with Flextronics International USA, Inc. (“Flextronics”) for the entire building through August 2011.

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

Short-Term Liquidity

During the six months ended June 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $463,000, as compared to approximately $674,000 for the six months ended June 30, 2005. The 2006 decrease is primarily attributable to a decrease in operating distributions received from the Joint Ventures due to a corresponding decrease in cash flows resulting from the sales of the Tanglewood Commons shopping center in April 2005, the CH2M Hill Building in December 2005, and the BellSouth Building in May 2006. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have used net operating cash flow to fund operating distributions to limited partners.

Future operating distributions from the Joint Ventures are expected to decline as we sell additional properties and fund our pro-rata share of anticipated capital improvements at the AT&T – Texas Building and re-leasing costs at the US Cellular Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $298,000, as of June 30, 2006. At this time, we expect to continue to generate cash flows from operations, including operating distributions from the Joint Ventures, sufficient to cover our estimated future operating expenses.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net sale proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

As of June 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
				Amount	Purpose

Tanglewood Commons Outparcel (sold in 2002)	$ 524,398	32.4%	$ 169,643	$ 0	–	$ 169,643	$ 0

Hannover Center (sold in 2004)	1,703,431	63.4%	1,079,364	0	–	1,079,364	0

305 Interlocken Parkway (early termination in 2004)	800,000(1)	54.8%	438,374	0	–	438,374	0

15253 Bake Parkway (sold in 2004)	11,892,035	46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	11,236,283	32.4%	3,635,454	0	–	3,635,454	0

Tanglewood Commons land condemnation (sold in 2005)	52,050	32.4%	16,841	0	–	16,841	0

CH2M Hill Building (sold in 2005)	7,935,259	63.4%	5,028,105	0	–	3,697,706	1,330,399

BellSouth Building (sold in 2006)	12,846,905	32.4%	4,156,565	0	–	0	4,156,565

Total			$20,011,822	$424,857		$14,100,001	$5,486,964

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $487,000 will be required to fund our pro-rata share of anticipated capital improvements at the AT&T – Texas Building and re-leasing costs for the US Cellular Building. Our General Partners anticipate distributing net sale proceeds of approximately $5,000,000 in November 2006, as further described below.

Contractual Obligations and Commitments

In June 2006, our General Partners announced their intention to distribute net sale proceeds from the sales of the CH2M Hill Building and the BellSouth Building of approximately $5,000,000 in November 2006 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006. Following such distribution, we would hold residual net sale proceeds of approximately $487,000 in reserve in order to fund our pro-rata share of anticipated capital improvements at the AT&T Texas Building and re-leasing costs at the US Cellular Building.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or such distribution could be made at a lower amount.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $2,583,408 and $1,877,665 for the three months ended June 30, 2006 and 2005, respectively, and $3,039,100 and $2,188,589 for the six months ended June 30, 2006 and 2005, respectively. The increases in equity in income of Joint Ventures for 2006, as compared to 2005, are primarily attributable to (i) the gain on the sale of the BellSouth Building recognized in the second quarter of 2006 (ii) additional lease termination income recognized in the second quarter of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway, partially offset by (iii) the gain on the sale of the Tanglewood Commons shopping center recognized in the second quarter of 2005, and (iv) a decrease in operating income from the sales of the Tanglewood Commons shopping center, the CH2M Hill Building, and the BellSouth Building.

We expect equity in income of Joint Ventures to decrease in the future as a result of selling the BellSouth Building on May 15, 2006.

Expenses

Our expenses were $53,793 and $65,731 for the three months ended June 30, 2006 and 2005, respectively. The decrease for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

Our expenses were $117,265 and $110,016 for the six months ended June 30, 2006 and 2005, respectively. The increase for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is primarily attributable to (i) an increase in accounting and legal fees and printing costs resulting from additional reporting and regulatory requirements, partially offset by (ii) a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate increases in our administrative expenses and legal fees in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements

Interest and Other Income

Interest and other income was $60,609 and $27,056 for the three months ended June 30, 2006 and 2005, respectively, and $114,950 and $44,935 for the six months ended June 30, 2006 and 2005, respectively. The 2006 increases are primarily attributable to (i) an increase in the average amount of net sale proceeds held during 2006, as compared to 2005, as a result of the sale of the CH2M Hill Building in December 2005 and sale of the BellSouth Building in May 2006, and (ii) an increase in the daily interest yield, partially offset by (iii) the distribution of net sale proceeds in November 2005 and May 2006.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2006.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
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