Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2006-11-13
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VIII, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$8,917,931	$10,495,726
Cash and cash equivalents	6,012,654	5,528,409
Due from joint ventures	0	228,084
Other assets	28,123	0

Total assets	$14,958,708	$16,252,219

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$61,848	$75,518
Due to affiliates	7,805	10,811
Partnership distributions payable	181,169	173,471

Total liabilities	250,822	259,800

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,952,679 units and 2,950,600 units outstanding as of September 30, 2006 and December 31, 2005, respectively	13,461,876	15,061,403
Class B – 250,590 units and 252,669 units outstanding as of September 30, 2006 and December 31, 2005, respectively	1,242,615	931,016
General partners	3,395	0

Total partners’ capital	14,707,886	15,992,419

Total liabilities and partners’ capital	$14,958,708	$16,252,219

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$141,736	$164,773	$3,180,836	$2,353,362

EXPENSES:
Partnership administration	33,345	41,246	115,987	126,585
Legal and accounting	15,058	26,059	49,680	50,736

Total expenses	48,403	67,305	165,667	177,321

INTEREST AND OTHER INCOME	77,230	19,418	192,179	64,353

NET INCOME	$170,563	$116,886	$3,207,348	$2,240,394

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$284,778	$116,886	$2,565,775	$758,511

CLASS B LIMITED PARTNERS	$(114,109)	$0	$638,178	$1,481,883

GENERAL PARTNERS	$(106)	$0	$3,395	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.10	$0.04	$0.87	$0.26

CLASS B	$(0.46)	$0.00	$2.54	$5.77

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,952,679	2,947,600	2,951,979	2,946,538

CLASS B	250,590	255,669	251,290	256,731

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	2,931,096	$21,206,578	272,173	$509,422	$0	$21,716,000

Class B conversion elections	19,504	28,978	(19,504)	(28,978)	0	0
Net income	0	2,384,593	0	2,829,597	0	5,214,190
Distributions of operating cash flow ($0.22 per weighted-average Class A Unit)	0	(637,773)	0	0	0	(637,773)
Distributions of net sale proceeds ($2.69 and $9.30 per weighted-average Class A Unit and Class B Unit, respectively)	0	(7,920,973)	0	(2,379,025)	0	(10,299,998)

BALANCE, December 31, 2005	2,950,600	15,061,403	252,669	931,016	0	15,992,419

Class B conversion elections	2,079	8,493	(2,079)	(8,493)	0	0
Net income	0	2,565,775	0	638,178	3,395	3,207,348
Distributions of operating cash flow ($0.23 per weighted-average Class A Unit)	0	(691,878)	0	0	0	(691,878)
Distributions of net sale proceeds ($1.18 and $1.27 per weighted-average Class A Unit and Class B Unit, respectively)	0	(3,481,917)	0	(318,086)	0	(3,800,003)

BALANCE, September 30, 2006	2,952,679	$13,461,876	250,590	$1,242,615	$3,395	$14,707,886

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,207,348	$2,240,394
Operating distributions received from joint ventures	970,478	991,753
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,180,836)	(2,353,362)
Changes in assets and liabilities:
Increase in other assets	(28,123)	0
(Decrease) increase in accounts payable and accrued expenses	(13,670)	21,332
Decrease in due to affiliates	(3,006)	(812)

Net cash provided by operating activities	952,191	899,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(161,773)	(426,497)
Net sale proceeds received from joint ventures	4,178,010	3,635,454

Net cash provided by investing activities	4,016,237	3,208,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(684,180)	(464,303)
Net sale proceeds distributions paid to limited partners	(3,800,003)	(5,299,999)

Net cash used in investing activities	(4,484,183)	(5,764,302)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	484,245	(1,656,040)

CASH AND CASH EQUIVALENTS, beginning of period	5,528,409	6,906,555

CASH AND CASH EQUIVALENTS, end of period	$6,012,654	$5,250,515

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$181,169	$173,471

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

(2)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land was sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005, and two outparcels of land remain unsold as of September 30, 2006.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006 and December 31, 2005, other assets is comprised of the following items:

	September 30, 2006	December 31, 2005
Interest income receivable	$25,486	$0
Insurance refund receivable	2,637	0

Total	$28,123	$0

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

•

To limited partners holding units, which at any time have been treated as Class B Units, until each limited partner has received an amount necessary to equal the net cash available for distribution previously received by the limited partners holding Class A Units on a per-unit basis;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VI-VII-VIII Associates	$ 0	$ 0	$ (13,236)	$ (11,535)	$2,944	$185,227	$ (10,292)	$173,692
Fund VII-VIII Associates	0	0	0	(5,465)	0	30,626	0	25,161
Fund VIII-IX Associates	715,687	616,950	264,734	169,048	0	0	264,734	169,048

	$715,687	$616,950	$251,498	$152,048	$2,944	$215,853	$254,442	$367,901

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VI-VII-VIII Associates	$ 0	$ 0	$ (31,364)	$ (27,810)	$6,987,907	$6,027,001	$6,956,543	$5,999,191
Fund VII-VIII Associates	0	0	(2,767)	(16,767)	(5,258)	84,232	(8,025)	67,465
Fund VIII-IX Associates	3,025,936	2,028,175	1,706,598	674,491	0	0	1,706,598	674,491

	$3,025,936	$2,028,175	$1,672,467	$629,914	$6,982,649	$6,111,233	$8,655,116	$6,741,147

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$198	$0	$(9,076)	$(4,373)	$(18,055)	$(1,192)	$(27,131)	$(5,565)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$1,435	$0	$(17,048)	$(19,758)	$(17,118)	$(165,939)	$(34,166)	$(185,697)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain (Loss) on Sale		Total
Fund VI-VII-VIII Associates	$262,702	$6,725,205	$6,987,907	$604,025	$5,422,976		$6,027,001
Fund VII-VIII Associates	(5,258)	0	(5,258)	84,232	0		84,232
Fund VIII-IX Associates	0	0	0	0	0		0
Fund VIII-IX-REIT Associates	(17,118)	0	(17,118)	31,819	(197,758	)(1)	(165,939)

	$240,326	$6,725,205	$6,965,531	$720,076	$5,225,218		$5,945,294

(1)

Represents an adjustment to the gain recognized on the December 2004 sale of 15253 Bake Parkway, resulting from a change in estimate of the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $19,951 and $25,656 for the three months ended September 30, 2006 and 2005, respectively, and $70,186 and $86,760 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $21,357 and $26,274 for the three months ended September 30, 2006 and 2005, respectively, and $65,451 and $87,474 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

The sales of the CH2M Hill Building and the BellSouth Building generated aggregate net sale proceeds to the Partnership of approximately $9,185,000, of which approximately $3,698,000 has previously been distributed to the limited partners through September 30, 2006. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $487,000 will be required to fund the Partnership’s share of re-leasing costs for the US Cellular Building. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds in November 2006 of approximately $5,000,000 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2006.

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

Portfolio Overview

We have moved into the disposition-and-liquidation phase of our life cycle. We have now sold five assets, with the sale of the Bellsouth Building in the second quarter of 2006. Our focus on the remaining assets involves concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our limited partners.

During the third quarter of 2006, Fund VIII-IX Associates completed a lease amendment with United States Cellular Operating Company (“US Cellular”), the sole tenant at the US Cellular Building, that (i) extends the termination date of the lease from May 31, 2007 to January 31, 2013; (ii) allows for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007; (iii) reduces the contract rental rate following the rental abatement period; and (iv) reduces the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007. We believe securing the additional lease term with a creditworthy tenant paves the way for the ultimate sale of the property once the remaining vacant space is leased. We are now moving toward marketing the remaining assets for sale.

The third quarter 2006 operating distributions to limited partners holding Class A Units decreased slightly over the previous quarter primarily as a result of funding re-leasing costs at the US Cellular Building. We anticipate that operating distributions may decline in the future as a result of (i) funding our remaining pro-rata share of re-leasing costs at the US Cellular Building, and (ii) absorbing the free rental period through January 2007 at the US Cellular Building.

In November 2006, the General Partners distributed net sale proceeds from the sales of the CH2M Hill Building and the Bellsouth Building of approximately $5,000,000 to limited partners. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

Property Summary

As we continue to operate in the disposition-and liquidation phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. As we move into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

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

•

The US Cellular Building is located in Madison, Wisconsin. During the third quarter of 2006, a lease amendment was signed with US Cellular that extends the lease termination date through January 2013, reduces the contract rental rate following a rental abatement period commencing July 1, 2006 through January 31, 2007, and reduces the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet as of January 1, 2007. We are actively working on re-leasing the remaining approximate 27,000 square feet.

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

Short-Term Liquidity

During the nine months ended September 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $952,000, as compared to approximately $899,000 for the nine months ended September 30, 2005. The 2006 increase is primarily attributable to (i) an increase in rental revenue collected at 305 Interlocken Parkway as a result of the lease executed with Flextronics in December 2005; (ii) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway; and (iii) an increase in interest income as a result of an increase in the average amount of net sale proceeds held during the respective periods primarily as a result of the net sale proceeds received from the sales of the CH2M Hill Building in December 2005 and BellSouth Building in May 2006 and an increase in the daily interest yield, partially offset by (iv) decrease in cash flows from the sales of properties in the previous periods. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We have used net operating cash flow to fund operating distributions to limited partners.

Future operating distributions from the Joint Ventures are expected to decline as a result of funding our pro-rata share of the additional re-leasing costs for the US Cellular Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $251,000, as of September 30, 2006. At this time, we expect to continue to generate cash flows from operations, including operating distributions from the Joint Ventures, sufficient to cover our estimated future operating expenses.

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

As of September 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
					Amount	Purpose

Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$ 169,643	$0	-	$ 169,643	$ 0

Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	-	1,079,364	0

305 Interlocken Parkway	$800,000	(1)	54.8%	438,374	0	-	438,374	0
(early termination in 2004)

15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	-	3,635,454	0

Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	-	16,841	0

CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	-	3,697,706	1,330,399

BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0	-	0	4,156,572

Total				$20,011,829	$424,857		$14,100,001	$5,486,971

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $487,000 will be required to fund our pro-rata share of re-leasing costs for the US Cellular Building. Accordingly, in November 2006, net sale proceeds of approximately $5,000,000 from the sales of CH2M Hill Building and the BellSouth Building were distributed to the limited partners of record as of September 20, 2006, which, under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2006.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $141,736 and $164,773 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended 2006, as compared to the three months ended 2005, is primarily attributable to a decline in operating income resulting from the sales of the CH2M Hill Building in December 2005 and the BellSouth Building in May 2006.

Equity in income of Joint Ventures was $3,180,836 and $2,353,362 for the nine months ended September 30, 2006 and 2005, respectively. The increase for the nine months ended 2006, as compared to the nine months ended 2005, is primarily attributable to (i) the gain recognized on the sale of the BellSouth Building in May 2006, and (ii) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway, partially offset by (iii) the gain on the sale of the Tanglewood Commons shopping center recognized in April 2005, and (iv) a decrease in operating income resulting from the sales of the Tanglewood Commons shopping center, the CH2M Hill Building, and the BellSouth Building.

We expect equity in income of Joint Ventures to decrease in future periods due to the lease amendment executed at the US Cellular Building, which will result in reductions in space as well as the contractual rental rate.

Expenses

Expenses of the Partnership were $48,403 and $67,305 for the three months ended September 30, 2006 and 2005, respectively, and $165,667 and $177,321 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases, as compared to 2005, are primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of aforementioned properties.

We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements

Interest and Other Income

Interest and other income was $77,230 and $19,418 for the three months ended September 30, 2006 and 2005, respectively, and $192,179 and $64,353 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases are primarily attributable to (i) an increase in the average amount of net sale proceeds held during 2006 as a result of the net sales proceeds received from the sales of the Tanglewood Commons shopping center in April 2005, the CH2M Hill Building in December 2005, and the BellSouth Building in May 2006; and (ii) an increase in the daily interest yield, partially offset by (iii) the distribution of net sale proceeds in November 2005 and May 2006.

Future levels of interest income will be largely dependent upon the timing of future dispositions and net sales proceeds distributions to the investors.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

I TEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND VIII, L.P.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description
10.1	Second Amendment to Lease Agreement with United States Cellular Operating Company for US Cellular Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002