Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2007-03-28
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VIII, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund VIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period (“conversion elections”). Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

The Partnership has moved into the disposition-and-liquidation phase of its life cycle. Accordingly, the Partnership is focusing on the remaining assets, maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

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

We currently have a vacancy issue with one of our properties, which could reduce or eliminate cash distributions to limited partners.

Because of the vacancy issue, we have expended, or anticipate that we will be required to expend in the future, substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units, if any. In addition, the resale value of this property is currently diminished because the market value depends principally upon the value of the leases in place at such property.

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

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of eight to 12 years from the date the development is completed, and intend to sell existing income-producing properties within eight to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions, which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

Special Risks Regarding Status of Units

If you hold Class A Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of our corporate general partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our

General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005	2004	2003	2002
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	34.2% 33.4% 32.4%	1. BellSouth Building(1) A four-story office building located in Jacksonville, Florida	–	100%	100%	100%	100%
			2. Tanglewood Commons(2) A retail center in Clemmons, North Carolina	–	–	99%	99%	99%
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)(3)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	36.6% 63.4%	3. Hannover Center(4) A retail center located in Stockbridge, Georgia	–	–	–	100%	100%
			4. CH2M Hill Building(5) An office building located in Gainesville, Florida	–	–	83%	92%	100%
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	5. US Cellular Building A four-story office building located in Madison, Wisconsin	74%	100%	100%	100%	100%

			6. AT&T – Texas Building A one-story office building located in Farmers Branch, Texas	100%	100%	100%	100%	100%

			7. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	100%	100%	0%	100%	100%
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(3)	• Fund VIII-IX Associates • Wells Operating Partnership, L.P.(6)	84.2% 15.8%	8. 15253 Bake Parkway(7) A two-story office building located in Irvine, California	–	–	–	100%	100%

(1)	This property was sold in May 2006.

(2)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land were sold in April 2005; a portion of one outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and two remaining outparcels of land were sold in January 2007.

(3)	These joint ventures were liquidated in 2007.

(4)	This property was sold in April 2004.

(5)	This property was sold in December 2005.

(6)

Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells REIT serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(7)	This property was sold in December 2004.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for all properties in which the partnership owned an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2011(2)	2	88,627	$ 924,507	$ 506,630	54.3%	46.8%
2013(3)	1	74,717	1,052,015	576,504	45.7	53.2

	3	163,344	$1,976,522	$1,083,134	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)

Expiration of Flextronics International USA, Inc. lease at 305 Interlocken Parkway (approximately 48,600 square feet) and TCI Central, LLC lease at the AT&T-Texas Building (approximately 40,000 square feet).

(3)	Expiration of United States Cellular Operating Company lease at the US Cellular Building (approximately 74,700 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

BellSouth Building

The BellSouth Building is an approximate 92,000-square-foot four-story office building located in Jacksonville, Florida. The BellSouth Building was leased to BellSouth Advertising and Publishing Corporation, a subsidiary of BellSouth Company, and American Express Travel Related Services Company, Inc. through April 2009 and February 2016, respectively. On May 15, 2006, Fund VI-VII-VIII Associates and another Wells-affiliated joint venture sold the BellSouth Building and a second office property owned by the other Wells-affiliated joint venture to an unaffiliated third party for an aggregate gross sales price of $24,000,000, less agreed-upon credits of approximately $228,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,157,000 and was allocated a gain of approximately $2,176,000.

Tanglewood Commons

Tanglewood Commons consisted of a strip-mall shopping center containing approximately 67,000 square feet on a 12.48-acre tract of land. Approximately 2.2 acres of the property consisting of four outparcels were graded and held for future development or resale.

On October 7, 2002, Fund VI-VII-VIII Associates sold an outparcel of land at Tanglewood Commons to an unrelated third party for a gross sale price of approximately $559,000. As a result of this sale, the Partnership received net sale proceeds of approximately $170,000 and was allocated a gain of approximately $4,000. On April 21, 2005, Fund VI-VII-VIII Associates sold the Tanglewood Commons shopping center and one outparcel of land to an unrelated third party for a gross sale price of $11,500,000. As a result of the sale, the Partnership received net proceeds of $3,635,000 and was allocated a gain of approximately $1,755,000. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of this condemnation, the Partnership was allocated net sale proceeds of $17,000 and was allocated a gain of approximately $10,000. On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land to Wells Management, an affiliate of our General Partners, for a gross sale price of $750,000 after seeking the consent of the limited partners to the transaction. As a result of the sale, the Partnership received net sale proceeds of approximately $238,000 and was allocated a gain of approximately $28,000.

Hannover Center

Hannover Center is an approximately 12,000-square-foot, single-story retail center located in Stockbridge, Georgia. On April 29, 2004, four affiliated joint ventures, including Fund VII-VIII Associates, sold five real properties, including the Hannover Center, to an unrelated third party for an aggregate gross sales price of $23,750,000. As a result of the sale of the Hannover Center, the Partnership received net sale proceeds of approximately $1,079,000 and was allocated a gain of approximately $291,000.

CH2M Hill Building

The CH2M Hill Building is an office building containing approximately 61,000 rentable square feet located in Gainesville, Florida. The CH2M Hill Building was approximately 83% leased to CH2M Hill, Inc. and the lease was set to expire in November 2010. On December 7, 2005, Fund VII-VIII Associates sold the CH2M Hill Building to an unrelated third party for a gross sale price of $8,200,000. As a result of the sale, the Partnership was allocated net sale proceeds of approximately $5,028,000 and a gain of approximately $2,534,000.

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. In June 1997, United States Cellular Operating Company (“US Cellular”), a subsidiary of BellSouth Corporation, took occupancy of approximately 76,000 rentable square feet, comprising approximately 75% of the building. Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease approximately 25,000 additional square feet of space vacated by American Family in October 2001. As a result, US Cellular occupied 100% of the building until 2006. During the third quarter of 2006, Fund VIII-IX Associates completed a lease amendment with US Cellular, the sole tenant at the US Cellular Building, that (i) extended the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) reduced the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007, (iii) allowed for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, and (iv) reduced the contract rental rate following the rental abatement period. Following the rental abatement period, the monthly base rent payable will be approximately $77,800 through December 31, 2007. Effective January 1, 2008, the monthly base rent payable will increase by approximately 2% every January until the lease expiration. The monthly base rent payable in 2013 will be approximately $87,700.

AT&T – Texas Building

The AT&T – Texas Building is a one-story office building containing approximately 40,000 rentable square feet located on 4.864 acres of land located in Farmers Branch, Texas. The AT&T – Texas Building is leased to TCI Central, LLC (“TCI”) for a period of 15 years beginning on July 19, 1996 with options to extend the lease for three consecutive five-year terms. The annualized base rent payable as of December 31, 2006 was approximately $482,000 and continues through the lease term. Under this lease, TCI is responsible for all operating expenses and real estate taxes.

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. (“Flextronics”) entered into a 67-month lease that commenced in January 2006. The lease allows for rent abatements during the first seven months of the lease term. After the rent abatement period, the annualized base rent for the next 12 months is approximately $345,000 and increases by approximately $24,000 each September through the life of the lease.

15253 Bake Parkway

The 15253 Bake Parkway property is a two-story office building containing approximately 65,000 rentable square feet on a 4.4-acre tract of land located within the Irvine Spectrum planned business community in metropolitan Orange County, California. On December 2, 2004, 15253 Bake Parkway was sold for a gross sale price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $5,487,000 and was allocated a gain of approximately $1,261,000.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 8, 2006, the Partnership filed a proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. The purpose of the proxy statement was to request the limited partners to vote to (i) amend the partnership agreement, which prohibited selling any of the properties owned by the Partnership to the General Partners or their affiliates, to permit a sale to the General Partners or their affiliates if such sale is approved by a majority vote of the limited partners, and (ii) approve the sale of the two remaining outparcels of land at Tanglewood Commons to Wells Management pursuant to the terms described in the proxy statement. Limited partners of record as of October 1, 2006 were entitled to one vote for each unit owned. As of October 31, 2006, there were 2,943,395 Class A Units and 250,590 Class B Units outstanding and eligible to vote on the proposals. Consent of the unaffiliated limited partners owning more than 50% of the outstanding units was received on January 25, 2007.

The following table sets forth the results of the vote on the two matters:

Number of Votes	For	Against	Abstain
Amendments to sections 13.2 and 13.4 of the partnership agreement	62%	1%	1%
Approval of the sale of the two outparcels of land at Tanglewood Commons to Wells Management	62%	1%	1%

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 2,952,679 Class A Units and 250,590 Class B Units held by a total of 2,010 and 190 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $4.66 per Class A Unit and $4.79 per Class B Unit, based upon market conditions existing in early December 2006. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $4.94 per Class A Unit and $12.55 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Class A Units during 2005 and 2006 are summarized below:

		Per Class A Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2005	$220,831	$0.00	$0.08
June 30, 2005	$243,472	$0.00	$0.08
September 30, 2005	$0	$0.00	$0.00
December 31, 2005	$173,470	$0.00	$0.06
March 31, 2006	$269,899	$0.00	$0.09
June 30, 2006	$240,811	$0.00	$0.08
September 30, 2006	$181,170	$0.00	$0.06
December 31, 2006	$150,840	$0.00	$0.05

Fourth quarter 2006 operating distributions were accrued for accounting purposes in 2006 and paid to the Class A limited partners in February 2007. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$9,824,189	$16,252,219	$21,755,686	$20,009,000	$21,270,414
Equity in income of Joint Ventures	$3,262,823	$5,362,503	$3,970,849	$1,565,459	$1,363,240
Net income	$3,241,160	$5,214,190	$3,778,894	$1,466,474	$1,265,197
Net income allocated to Limited Partners
Class A	$2,713,239	$2,384,593	$3,265,975	$1,466,474	$1,265,197
Class B	$525,662	$2,829,597	$512,919	$0	$0
General Partners	$2,259	$0	$0	$0	$0
Net income per weighted-average Limited Partner Unit
Class A	$0.92	$ 0.81	$1.13	$0.51	$0.45
Class B	$2.09	$11.07	$1.70	$0.00	$0.00
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$0.00	$ 0.00	$0.00	$0.00	$0.00
Return of capital	$0.29	$ 0.22	$0.47	$0.95	$0.95
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$0.00	$ 0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$ 0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$2.73	$ 2.69	$0.00	$0.00	$0.00
Class B	$2.96	$ 9.30	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We have moved into the disposition-and-liquidation phase of our life cycle. We have now sold five assets with the sale of the BellSouth Building in May 2006. On December 8, 2006, we requested the approval of the limited partners via a consent solicitation to amend the partnership agreement and allow an affiliate of the General Partners to purchase the remaining two outparcels of land at Tanglewood Commons. The limited partners approved this transaction on January 25, 2007, and the outparcels were subsequently sold to Wells Management on January 31, 2007. Our focus on the remaining assets involves increasing the occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

During the third quarter of 2006, Fund VIII-IX Associates completed a lease amendment with US Cellular, the sole tenant at the US Cellular Building, that (i) extended the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) reduced the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007, (iii) allowed for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, and (iv) reduced the contract rental rate following the rental abatement period. We believe securing the additional lease term with a creditworthy tenant paves the way for the ultimate sale of this property once the remaining vacant space is leased.

We distributed net sale proceeds totaling approximately $3,800,000 and $5,000,000 to limited partners in May 2006 and November 2006, respectively. The fourth quarter 2006 operating distributions to limited partners holding Class A Units remained relatively consistent with the level paid in the prior quarter. We anticipate that operating distributions may decline or remain low in the near-term, due to the reduction in operating cash flows as a result of the sale of the BellSouth Building and funding our remaining pro-rata share of re-leasing costs and absorbing the rental abatement periods through January 2007 at the US Cellular Building.

Property Summary

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Information regarding the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The Hannover Center property was sold on April 29, 2004.

•	The 15253 Bake Parkway building was sold on December 2, 2004.

•

An outparcel of land at Tanglewood Commons was sold on October 7, 2002. The Tanglewood Commons shopping center was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. On January 31, 2007, the two remaining outparcels of land were sold to Wells Management, an affiliate of the General Partners, after seeking the approval of the limited partners.

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building was sold on May 15, 2006.

•

The US Cellular Building is located in Madison, Wisconsin. During the third quarter of 2006, a lease amendment was signed with US Cellular that extends the lease termination date through January 2013 and reduces the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet as of January 1, 2007. We are actively working on re-leasing the remaining approximately 27,000 square feet.

•	The AT&T – Texas Building, located in Farmers Branch, Texas, is 100% leased through July 2011.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

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

Short-Term Liquidity

During the year ended December 31, 2006, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $939,000, which was used primarily to pay operating distributions of approximately $865,000 to limited partners. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as we sell additional properties in subsequent periods and fund our remaining pro-rata share of re-leasing costs at the US Cellular Building.

During the year ended December 31, 2006, we also received net sale proceeds of approximately $4,178,000 from sale of the BellSouth Building and distributed net sale proceeds from property sales consummated in the current and prior periods of approximately $8,800,000 to limited partners.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $233,000 as of December 31, 2006.

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

As of December 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds as of December 31, 2006
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	–	$169,643	$0

Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	–	1,079,364	0

305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	0	–	438,374	0

15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	–	3,635,454	0

Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	–	16,841	0

CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	–	5,028,105	0

BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0	–	3,669,599	486,973

Total				$20,011,829	$424,857		$19,099,999	$486,973

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Our General Partners distributed net sale proceeds of approximately $8.8 million in 2006. Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that reserves of net sale proceeds of approximately $0.5 million will be required to fund our pro-rata share of anticipated re-leasing costs for the US Cellular Building.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,262,823 and $5,362,503 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease, as compared to 2005, is primarily attributable to (i) the gain recognized from the sales of Tanglewood Commons shopping center in the second quarter of 2005 and the CH2M Hill Building in the fourth quarter of 2005, (ii) a decrease in operating income resulting from the aforementioned sales, (iii) a decrease in US Cellular rental income as a result of the executed lease amendment terms, partially offset by (iv) the gain recognized on the sale of the BellSouth Building in the second quarter of 2006, and (v) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway.

We expect equity in income of Joint Ventures to decrease in future periods due to the lease amendment executed at the US Cellular Building, which will result in reductions in square footage leased, as well as the contractual rental rate.

Expenses

General and administrative costs of the Partnership were $242,303 and $230,435 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is primarily attributable to (i) increases in legal fees and mailing and printing costs associated with the proxy statement filings and mailings, (ii) an increase in Wisconsin recycle surcharge tax, partially offset by (iii) a decrease in administrative costs relative to the decrease in the size of the portfolio as a result of sales of properties.

We anticipate increases in our general and administrative costs in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $220,640 and $82,122 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase, as compared to 2005, is a result of (i) an increase in the average amount of net sale proceeds held during 2006 as a result of the sales of the Tanglewood Commons shopping center in April 2005, the CH2M Hill Building in December 2005, and the BellSouth Building in May 2006, (ii) an increase in the daily interest yield, partially offset by (iii) the distributions of net sale proceeds in 2006. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the limited partners.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $5,362,503 and $3,970,849 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to (i) a gain recognized on the sale of the Tanglewood Commons shopping center in the second quarter of 2005, (ii) a gain recognized on the sale of the CH2M Hill Building in the fourth quarter of 2005, partially offset by (iii) a lease termination fee earned from Cirrus Logic, Inc., the sole tenant of 305 Interlocken Parkway, in August 2004, (iv) a gain recognized on the sale of the Hannover Center in the second quarter of 2004, (v) a gain recognized on the sale of 15253 Bake Parkway in the fourth quarter of 2004, and (vi) a reduction in depreciation expense for all properties owned through the Joint Ventures due to changing the estimated weighted-average composite useful life for buildings from 25 years to 40 years effective July 1, 2004.

Expenses

General and administrative costs were $230,435 and $198,926 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is primarily attributable to increases in administrative costs, accounting fees, and legal costs associated with increased reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $82,122 and $6,971 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase, as compared to 2004, is a result of (i) an increase in the average amount of net sale proceeds held during 2005 as a result of the sale of Hannover Center in April 2004 and 15253 Bake Parkway in December 2004, (ii) an increase in the daily interest yield, partially offset by (iii) the distributions of net sale proceeds in 2005.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Events

Amendment to the Partnership Agreement

On January 25, 2007, the Partnership amended its partnership agreement allowing the Partnership to sell or lease properties in which the Partnership owned an interest to the General Partners or their affiliates provided that such transaction is approved by a majority vote of the limited partners.

Property Sale

On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land at Tanglewood Commons to Wells Management, an affiliate of the General Partners, for a gross sale price of approximately $750,000, excluding closing costs. As a result of the sale, Fund VI-VII-VIII Associates received net sale proceeds of approximately $734,000, of which approximately $238,000 is allocable to the Partnership. Fund VI-VII-VIII Associates recognized a gain of approximately $87,000, of which approximately $28,000 is allocable to the Partnership, which may be adjusted as additional information becomes available in subsequent periods.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent register public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27 2006, Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments directly to the General Partners. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	9,140.881 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 4,140.881 Class A Units through an Individual Retirement Account and 5,000 Class A Units through Wells Capital, Inc., which is a wholly owned subsidiary of WREF.

(c) No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are described below:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred though the Joint Ventures that are payable to Wells Management and its affiliates is $79,754, $117,919, and $197,221 for the years ended December 31, 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $80,771, $112,191, and $111,143 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$25,920	$ 9,896	$44,777
Audit-Related Fees	0	0	0
Tax Fees	0	19,093	25,957
Other Fees	0	0	0

Total	$25,920	$28,989	$70,734

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

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-47 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND VIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund VIII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund VIII, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund VIII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund VIII, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in joint ventures	$9,009,067	$10,495,726
Cash and cash equivalents	797,590	5,528,409
Due from joint ventures	11,881	228,084
Other assets	5,651	0

Total assets	$9,824,189	$16,252,219

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$74,553	$75,518
Due to affiliates	7,938	10,811
Partnership distributions payable	150,840	173,471

Total liabilities	233,331	259,800

Commitments and contingencies	–	–

Partners’ capital:
Limited partners:
Class A – 2,952,679 units and 2,950,600 units issued and outstanding as of December 31, 2006 and 2005, respectively	8,884,331	15,061,403
Class B – 250,590 units and 252,669 units issued and outstanding as of December 31, 2006 and 2005, respectively	704,268	931,016
General Partners	2,259	0

Total partners’ capital	9,590,858	15,992,419

Total liabilities and partners’ capital	$9,824,189	$16,252,219

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$3,262,823	$5,362,503	$3,970,849

EXPENSES:
General and administrative	242,303	230,435	198,926

INTEREST AND OTHER INCOME	220,640	82,122	6,971

NET INCOME	$3,241,160	$5,214,190	$3,778,894

NET INCOME ALLOCATED TO:
CLASS A LIMITED PARTNERS	$2,713,239	$2,384,593	$3,265,975

CLASS B LIMITED PARTNERS	$525,662	$2,829,597	$512,919

GENERAL PARTNERS	$2,259	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.92	$ 0.81	$1.13

CLASS B	$2.09	$11.07	$1.70

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,952,154	2,947,554	2,902,265

CLASS B	251,115	255,715	301,004

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners					Total Partners’ Capital
	Class A		Class B		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	2,881,015	$19,310,983	322,254	$0	$0	$19,310,983

Class A conversion elections	(1,330)	(9,072)	1,330	9,072	0	0
Class B conversion elections	51,411	12,569	(51,411)	(12,569)	0	0
Net income	0	3,265,975	0	512,919	0	3,778,894
Distributions of operating cash flow ($0.47 per weighted-average Class A Unit)	0	(1,373,877)	0	0	0	(1,373,877)

BALANCE, December 31, 2004	2,931,096	21,206,578	272,173	509,422	0	21,716,000

Class B conversion elections	19,504	28,978	(19,504)	(28,978)	0	0
Net income	0	2,384,593	0	2,829,597	0	5,214,190
Distributions of operating cash flow ($0.22 per weighted-average Class A Unit)	0	(637,773)	0	0	0	(637,773)
Distributions of net sale proceeds ($2.69 and $9.30 per weighted-average Class A Unit and Class B Unit, respectively)	0	(7,920,973)	0	(2,379,025)	0	(10,299,998)

BALANCE, December 31, 2005	2,950,600	15,061,403	252,669	931,016	0	15,992,419

Class B conversion elections	2,079	8,493	(2,079)	(8,493)	0	0
Net income	0	2,713,239	0	525,662	2,259	3,241,160
Distributions of operating cash flow ($0.29 per weighted-average Class A Unit)	0	(842,720)	0	0	0	(842,720)
Distributions of net sale proceeds ($2.73 and $2.96 per weighted-average Class A Unit and Class B Unit, respectively)	0	(8,056,084)	0	(743,917)	0	(8,800,001)

BALANCE, December 31, 2006	2,952,679	$8,884,331	250,590	$704,268	$2,259	$9,590,858

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,241,160	$5,214,190	$3,778,894
Operating distributions received from joint ventures	970,478	1,255,359	3,165,280
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,262,823)	(5,362,503)	(3,970,849)
Operating changes in assets and liabilities:
Increase in other assets	(5,651)	0	0
(Decrease) increase in accounts payable and accrued expenses	(965)	44,895	19,222
(Decrease) increase in due to affiliates	(2,873)	1,748	6,688

Net cash provided by operating activities	939,326	1,153,689	2,999,235

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(182,803)	(426,497)	(1,296,180)
Net sale proceeds received from joint ventures	4,178,010	8,658,962	7,005,215

Net cash provided by investing activities	3,995,207	8,232,465	5,709,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners in excess of accumulated operating income	(865,351)	(464,302)	(2,058,118)
Net sale proceeds distributions paid to limited partners	(8,800,001)	(10,299,998)	0

Net cash used in financing activities	(9,665,352)	(10,764,300)	(2,058,118)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,730,819)	(1,378,146)	6,650,152

CASH AND CASH EQUIVALENTS, beginning of year	5,528,409	6,906,555	256,403

CASH AND CASH EQUIVALENTS, end of year	$797,590	$5,528,409	$6,906,555

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$150,840	$173,471	$0

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building(1) A four-story office building located in Jacksonville, Florida
2. Tanglewood Commons(2) A retail center in Clemmons, North Carolina
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)(3)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. Hannover Center(4) A retail center located in Stockbridge, Georgia
4. CH2M Hill Building(5) An office building located in Gainesville, Florida

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	5. US Cellular Building A four-story office building located in Madison, Wisconsin
6. AT&T – Texas Building A one-story office building located in Farmers Branch, Texas
7. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(3)	• Fund VIII - IX Associates. • Wells Operating Partnership, L.P.(6)	8. 15253 Bake Parkway(7) A two-story office building located in Irvine, California

(1)	This property was sold in May 2006.

(2)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land was sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and the remaining two outparcels of land were sold in January 2007.

(3)	These joint ventures were liquidated in 2007.

(4)	This property was sold in April 2004.

(5)	This property was sold in December 2005.

(6)

Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(7)	This property was sold in December 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and

Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Distribution of Sale Proceeds

Upon sales of properties, unless reserved, net sale proceeds are distributed in the following order:

•

In the event that the particular property sold sells for a price less than its original property purchase price, to the limited partners holding Class A Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2006 and 2005, due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2006 and 2005, respectively, from the following Joint Ventures:

	2006	2005
Fund VIII-IX Associates	$11,881	$190,143
Fund VI-VII-VIII Associates	0	37,941

	$11,881	$228,084

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2006 and 2005 are summarized below:

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund VI-VII-VIII Associates	$218,338	32%	$1,966,426	32%
Fund VII-VIII Associates	0	63%	36,745	63%
Fund VIII-IX Associates	8,790,729	55%	8,492,555	55%

	$9,009,067		$10,495,726

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$10,495,726	$14,392,272
Equity in income of Joint Ventures	3,262,823	5,362,503
Contributions to Joint Ventures	182,803	426,497
Distributions from Joint Ventures	(4,932,285)	(9,685,546)

Investment in Joint Ventures, end of year	$9,009,067	$10,495,726

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Fund VI-VII-VIII Associates	$709,412	$6,281,423	$34,635	$203,739	$674,777	$6,077,684
Fund VII-VIII Associates	0	107,196	0	49,213	0	57,983
Fund VIII-IX Associates	16,391,990	17,143,962	349,572	1,645,682	16,042,418	15,498,280

	$17,101,402	$23,532,581	$384,207	$1,898,634	$16,717,195	$21,633,947

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund VI-VII-VIII Associates	$0	$33,404	$312	$(39,131)	$(2,083)	$(32,268)	$6,986,807	$6,213,137	$1,125,258	$6,947,676	$6,211,054	$1,092,990
Fund VII-VIII Associates	0	636	0	(2,767)	(19,453)	(28,654)	(5,258)	4,114,474	745,537	(8,025)	4,095,021	716,883
Fund VIII-IX Associates	3,566,392	3,174,026	5,335,378	1,861,454	1,383,601	5,772,191	0	0	0	1,861,454	1,383,601	5,772,191

	$3,566,392	$3,208,066	$5,335,690	$1,819,556	$1,362,065	$5,711,269	$6,981,549	$10,327,611	$1,870,795	$8,801,105	$11,689,676	$7,582,064

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the 12 months ended December 31, 2004 of approximately $87,530, $35,279, and $142,952 for Fund VI-VII-VIII Associates, Fund VII-VIII Associates, and Fund VIII-IX Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Fund VIII-IX-REIT Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Associates was terminated in March 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Joint Venture	$0	$192,241	$0	$4,922	$0	$187,319

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund VIII-IX-REIT Joint Venture	$1,435	$1,269	$0	$(17,048)	$(22,110)	$(16,958)	$(17,118)	$(198,250)	$3,585,209	$(34,166)	$(220,360)	$3,568,251

(1)

Effective July 1, 2004, Fund VIII-IX-REIT Joint Venture extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $32,300 for Fund VIII-IX-REIT Joint Venture. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2006			2005				2004
	Operating Income (Loss)	Gain on Sale	Total	Operating Income	Gain (Loss) on Sale		Total	Operating Income	Gain on Sale	Total
Fund VI-VII-VIII Associates	$261,602	$6,725,205	$6,986,807	$790,161	$5,422,976		$6,213,137	$1,125,258	$0	$1,125,258
Fund VII-VIII Associates	(5,258)	0	(5,258)	115,790	3,998,684		4,114,474	286,627	458,910	745,537
Fund VIII-IX-REIT Joint Venture	(17,118)	0	(17,118)	32,501	(230,751	)(1)	(198,250)	622,567	2,962,642	3,585,209

	$239,226	$6,725,205	$6,964,431	$938,452	$9,190,909		$10,129,361	$2,034,452	$3,421,552	$5,456,004

(1)

Represents an adjustment to the gain on the sale of 15253 Bake Parkway, resulting in a change of estimate in the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $79,754, $117,919, and $197,221 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $80,771, $112,191, and $111,143 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2006 and 2005, due to affiliates balances represent administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income	$3,241,160	$5,214,190	$3,778,894
Increase (decrease) in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(37)	(1,433)	9,845
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	20,200	77,599	207,152 (1)
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	0	0
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(152,008)	(361,143)	143,652
Gains on sale of properties for financial reporting purposes in excess of tax reporting purposes	(373,841)	(520,696)	(719,040)
Other	43,462	5,721	(14,568)

Income tax basis net income	$2,778,936	$4,414,238	$3,405,935

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$9,590,858	$15,992,419	$21,716,000
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	385	385	385
Accumulated penalties	107	107	107
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	8,375	8,412	9,845
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,982,793	3,962,593	3,884,994
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,774,787	4,774,787	4,774,787
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	87,523	87,523	87,523
Accumulated rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(448,987)	(296,979)	64,164
Partnership’s distributions payable	150,840	173,471	0
Other	(97,958)	(141,421)	(147,142)
Accumulated gains on sale of properties for financial reporting purposes in excess of tax reporting purposes	(1,613,577)	(1,239,736)	(719,040)

Income tax basis partners’ capital	$16,435,146	$23,321,561	$29,671,623

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 is presented below:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$455,692	$2,583,408	$141,736	$81,987
Interest and other income	$54,341	$60,609	$77,230	$28,460
Net income	$446,562	$2,590,224	$170,563	$33,811
Net income (loss) allocated to:
Class A limited partners	$580,477	$1,696,759	$284,778	$151,225
Class B limited partners	$(135,681)	$891,730	$(114,109)	$(116,278)
General partners	$1,766	$1,735	$(106)	$(1,136)
Net income (loss) per weighted-average limited partner unit outstanding:
Class A	$ 0.20	$0.57	$ 0.10	$ 0.05
Class B	$(0.54)	$3.55	$(0.46)	$(0.46)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A (b)	$ 0.09	$0.08	$ 0.06	$ 0.05
Class B	$ 0.00	$0.00	$ 0.00	$ 0.00
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$ 0.00	$1.18	$ 0.00	$ 1.55
Class B	$ 0.00	$1.26	$ 0.00	$ 1.70

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$310,924	$1,877,665	$164,773	$3,009,141
Interest and other income	$17,879	$27,056	$19,418	$17,769
Net income	$284,518	$1,838,990	$116,886	$2,973,796
Net income allocated to limited partners:
Class A	$439,812	$201,813	$116,886	$1,626,082
Class B	$(155,294)	$1,637,177	$0	$1,347,714
Net income per weighted-average limited partner unit outstanding:
Class A	$ 0.15	$0.07	$0.04	$0.55
Class B(a)	$(0.60)	$6.40	$0.00	$5.33
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$ 0.08	$0.08	$0.00	$0.06
Class B	$ 0.00	$0.00	$0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A(b)	$ 0.00	$1.13	$0.00	$1.55
Class B(b)	$ 0.00	$7.68	$0.00	$1.65

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2006, 2005, and 2004 are comprised of the following items:

	2006	2005	2004
Salary reimbursements	$80,771	$112,191	$111,143
Legal fees	72,647	51,648	20,356
Printing expenses	44,178	31,172	22,961
Independent accounting fees	20,213	22,881	26,914
Postage and delivery expenses	9,665	4,890	10,294
Taxes and licensing fees	9,112	781	800
Other professional fees	2,061	4,183	1,770
Computer costs	1,762	2,340	2,613
Filing fees	982	30	982
Insurance	912	280	559
Bank service charges	0	39	534

Total general and administrative costs	$242,303	$230,435	$198,926

9.	SUBSEQUENT EVENTS

Amendment to the Partnership Agreement

On January 25, 2007, the Partnership amended its partnership agreement to allow the Partnership to sell or lease properties in which the Partnership owned an interest to the General Partners or their affiliates provided that such transaction is approved by a majority vote of the limited partners.

Property Sale

On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land at Tanglewood Commons to Wells Management, an affiliate of the General Partners, for a gross sale price of approximately $750,000, excluding closing costs. As a result of the sale, Fund VI-VII-VIII Associates received net sale proceeds of approximately $734,000, of which approximately $238,000 is allocable to the Partnership. Fund VI-VII-VIII Associates recognized a gain of approximately $87,000, of which approximately $28,000 is allocable to the Partnership, which may be adjusted as additional information becomes available in subsequent periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VI, Fund VII, and Fund VIII Associates:

We have audited the accompanying balance sheet of Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VI, Fund VII, and Fund VIII Associates:

We have audited the accompanying balance sheet of Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VI, Fund VII and Fund VIII Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND VI, FUND VII AND FUND VIII ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$646,703	$1,948,593
Building and improvements, less accumulated depreciation of $0 and $3,685,482 at December 31, 2006 and 2005, respectively	0	3,608,129

Total real estate assets	646,703	5,556,722
Cash and cash equivalents	53,114	199,103
Tenant receivables, net	0	237,849
Deferred leasing costs, less accumulated amortization of $0 and $551,857 at December 31, 2006 and 2005, respectively	0	197,973
Due from affiliate	0	1,344
Other assets	9,595	88,432

Total assets	$709,412	$6,281,423

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$34,635	$53,701
Deferred income	0	32,774
Partnership distributions payable	0	117,264

Total liabilities	34,635	203,739

Partners’ capital:
Wells Real Estate Fund VI, L.P.	231,120	2,081,633
Wells Real Estate Fund VII, L.P.	225,318	2,029,625
Wells Real Estate Fund VIII, L.P.	218,339	1,966,426

Total partners’ capital	674,777	6,077,684

Total liabilities and partners’ capital	$709,412	$6,281,423

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Interest and other income	$0	$33,404	$312

Total revenues	0	33,404	312

EXPENSES:
Property operating costs	11,921	8,297	9,906
General and administrative	27,210	27,190	22,674

Total expenses	39,131	35,487	32,580

NET LOSS FROM CONTINUING OPERATIONS	(39,131)	(2,083)	(32,268)

DISCONTINUED OPERATIONS:
Operating income	261,602	790,161	1,125,258
Gain on disposition	6,725,205	5,422,976	0

Income from discontinued operations	6,986,807	6,213,137	1,125,258

NET INCOME	$6,947,676	$6,211,054	$1,092,990

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund VI, L.P.	Wells Real Estate Fund VII, L.P.	Wells Real Estate Fund VIII, L.P.	Total Partners’ Capital

Balance, December 31, 2003	$4,305,517	$4,197,981	$4,067,222	$12,570,720

Net income	374,352	365,005	353,633	1,092,990
Partnership distributions	(761,423)	(742,412)	(719,280)	(2,223,115)

Balance, December 31, 2004	3,918,446	3,820,574	3,701,575	11,440,595

Net income	2,127,305	2,074,188	2,009,561	6,211,054
Partnership distributions	(3,964,118)	(3,865,137)	(3,744,710)	(11,573,965)

Balance, December 31, 2005	2,081,633	2,029,625	1,966,426	6,077,684

Net income	2,379,600	2,320,184	2,247,892	6,947,676
Partnership contributions	193,514	188,682	182,804	565,000
Partnership distributions	(4,423,627)	(4,313,173)	(4,178,783)	(12,915,583)

Balance, December 31, 2006	$231,120	$225,318	$218,339	$674,777

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,947,676	$6,211,054	$1,092,990
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(6,725,205)	(5,454,501)	0
Depreciation	73,695	336,897	560,073
Amortization of deferred leasing costs	35,772	76,337	86,222
Lease termination expense	0	34,860	0
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(181,339)	(193,103)	124,701
Decrease (increase) in due from affiliate	1,344	(1,344)	0
Decrease (increase) in other assets	78,837	15,332	(51,413)
(Decrease) increase in accounts payable and accrued expenses	(19,066)	(79,130)	59,647
(Decrease) increase in due to affiliate	0	(17,142)	6,144
Decrease in deferred income	(32,774)	(169,742)	(44,011)

Net cash provided by operating activities	178,940	759,518	1,834,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	12,846,928	11,288,333	0
Payments of deferred leasing costs	(178,362)	(176,104)	(15,323)
Investment in real estate	(525,648)	(62,868)	0

Net cash provided by (used in) investing activities	12,142,918	11,049,361	(15,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from joint venture partners	565,000	0	0
Net sale proceeds distributions to joint venture partners	(12,898,978)	(11,236,283)	0
Operating distributions to joint venture partners in excess of accumulated earnings	(133,869)	(979,240)	(1,903,131)

Net cash used in financing activities	(12,467,847)	(12,215,523)	(1,903,131)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(145,989)	(406,644)	(84,101)

CASH AND CASH EQUIVALENTS, beginning of year	199,103	605,747	689,848

CASH AND CASH EQUIVALENTS, end of year	$53,114	$199,103	$605,747

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$117,264	$758,822

Write-off of fully depreciated real estate assets	$398,562	$233,477	$0

Write-off of fully amortized deferred leasing costs	$513,754	$106,205	$62,603

See accompanying notes.

FUND VI, FUND VII AND FUND VIII ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

On April 17, 1995, Wells Real Estate Fund VI, L.P. (“Fund VI”), Wells Real Estate Fund VII, L.P. (“Fund VII”), and Wells Real Estate Fund VIII, L.P. (“Fund VIII”) entered into a Georgia general partnership to form Fund VI, Fund VII and Fund VIII Associates (the “Joint Venture”). The general partners of Fund VI, Fund VII, and Fund VIII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop, operate, and sell real properties. On April 25, 1995, the Joint Venture purchased a 5.55-acre parcel of land in Jacksonville, Florida and constructed an approximate 92,000-square-foot office building, the BellSouth Building. On May 31, 1995, the Joint Venture purchased a 14.683-acre parcel of land located in Clemmons, North Carolina and constructed an approximate 67,000-square-foot retail shopping center, Tanglewood Commons.

On October 7, 2002, the Joint Venture sold an outparcel of land to an unrelated third party, for a gross sales price of approximately $559,000. As a result of the sale, the Joint Venture recognized a gain of approximately $13,000 and received net sale proceeds of approximately $524,000. On April 21, 2005, the Joint Venture sold the shopping center at Tanglewood Commons to an unrelated third party for a gross selling price of $11,500,000. As a result of the sale, the Joint Venture recognized a gain of approximately $5,423,000 and received net sale proceeds of approximately $11,236,000. On October 12, 2005, a portion of the remaining outparcels of land was condemned by the North Carolina Department of Transportation. As a result of the land condemnation, the Joint Venture recognized a gain of approximately $32,000 and received net sale proceeds of approximately $52,000. On May 15, 2006, the Joint Venture sold the BellSouth Building to an unrelated third party for a gross selling price of approximately $13,378,000. As a result of the sale, the Joint Venture recognized a gain of approximately $6,725,000 and received net sale proceeds of approximately $12,847,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $25,885 and $25,999 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 is comprised of the following items:

	2006	2005
Prepaid expenses	$9,595	$3,480
Condemnation proceeds due from North Carolina department of transportation	0	68,875
Due from buyer	0	16,077

Total	$9,595	$88,432

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund VI, Fund VII, and Fund VIII held ownership interests in the Joint Venture of approximately 34%, 33%, and 33%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VI, Fund VII, and Fund VIII are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint

Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VI, Fund VII, and Fund VIII entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $19,482, $93,721, and $171,832, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $5,700, $25,837, and $66,589, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations. As of December 31, 2005, administrative reimbursements due from Wells Management of $1,344 are included in due from affiliate in the accompanying balance sheets.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the shopping center at Tanglewood Commons, which was sold on April 21, 2005, and the BellSouth Building, which was sold on May 15, 2006, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2006	2005	2004
Rental income	$629,398	$1,883,846	$2,459,792
Tenant reimbursements	23,334	212,790	406,821
Bad debt recoveries	17,297	6,464	19,418
Interest and other income	2,671	724	1,560

Total property revenues	672,700	2,103,824	2,887,591

Property operating costs	236,964	676,690	798,534
Management and leasing fees	31,081	117,060	170,940
Depreciation	73,695	336,897	560,073
Amortization	35,772	76,337	86,222
Lease termination expense	0	34,860	0
Bad debt expense	17,183	2,035	49,846
General and administrative	16,403	69,784	96,718

Total expenses	411,098	1,313,663	1,762,333

Operating income	261,602	790,161	1,125,258
Gain on disposition	6,725,205	5,422,976	0

Income from discontinued operations	$6,986,807	$6,213,137	$1,125,258

5.	SUBSEQUENT EVENTS

On January 31, 2007, the Joint Venture sold the remaining outparcels of land at Tanglewood Commons to Wells Management, an affiliate of the general partners of Fund VI, Fund VII, and Fund VIII for a gross sales price of $750,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $734,000 and recognized a gain of approximately $87,000, which may be adjusted as additional information becomes available in subsequent periods.

The Joint Venture’s policy is to adopt the liquidation basis of accounting once the liquidation of the properties is imminent, which the Joint Venture has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. Accordingly, the Joint Venture will adopt the liquidation basis of accounting effective April 1, 2007. Under the liquidation basis of accounting, assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and are periodically reviewed and adjusted. As the Joint Venture no longer has continuing real estate operations, the Partnership will no longer be required to present statements of operations or statements of cash flows following the adoption the liquidation basis of accounting.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date Acquired
TANGLEWOOD COMMONS(a)	None	$646,703	$0	$0	$646,703	$0	$0	$646,703	$0	05/31/95

(a)

Tanglewood Commons is a retail center located in Clemmons, North Carolina. An outparcel of this property was sold in October 2002, the shopping center was sold in April 2005 and a portion of the remaining land parcel was condemned in October 2005. Two outparcels of land remain.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$17,178,762	$5,032,365

Additions	0	560,073

BALANCE AT DECEMBER 31, 2004	17,178,762	5,592,438

Additions	62,868	346,707 (1)
Dispositions	(7,999,426)	(2,253,663)

BALANCE AT DECEMBER 31, 2005	9,242,204	3,685,482

Additions	525,648	73,695
Dispositions	(9,121,149)	(3,759,177)

BALANCE AT DECEMBER 31, 2006	$646,703	$0

(1)	Included in the number presented is $9,810, which is included in lease termination expense in the accompanying statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheet of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheet of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $8,130,854 and $7,870,758 at December 31, 2006 and 2005, respectively	11,544,059	11,672,714
Construction in progress	61,020	487,928

Total real estate assets	14,108,665	14,664,228

Investment in Fund VIII-IX-REIT Joint Venture	0	157,739
Cash and cash equivalents	721,036	943,506
Restricted cash	0	962,330
Tenant receivables	590,184	212,777
Deferred leasing costs, less accumulated amortization of $146,728 and $64,503 at December 31, 2006 and 2005, respectively	963,805	193,050
Other assets	8,300	10,332

Total assets	$16,391,990	$17,143,962

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$167,224	$210,833
Accrued capital expenditures	59,419	120,577
Due to affiliates	2,991	4,945
Deferred income	98,257	962,330
Partnership distributions payable	21,681	346,997

Total liabilities	349,572	1,645,682

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	8,790,724	8,492,555
Wells Real Estate Fund IX, L.P.	7,251,694	7,005,725

Total partners’ capital	16,042,418	15,498,280

Total liabilities and partners’ capital	$16,391,990	$17,143,962

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$1,981,268	$1,753,805	$2,222,827
Reimbursement income	552,084	544,225	639,551
Lease termination income	962,330	871,860	2,473,000
Interest and other income	70,710	4,136	0

Total revenues	3,566,392	3,174,026	5,335,378

EXPENSES:
Property operating costs	584,176	704,718	607,531
Management and leasing fees	152,564	148,842	172,005
Depreciation	701,527	597,762	781,938
Amortization	87,573	7,552	9,902
Lease termination expense	25,336	0	875,412
General and administrative	124,990	145,987	121,212

Total expenses	1,676,166	1,604,861	2,568,000

EQUITY IN INCOME (LOSS) OF FUND VIII-IX-REIT JOINT VENTURE	(28,772)	(185,564)	3,004,813

NET INCOME	$1,861,454	$1,383,601	$5,772,191

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$12,089,122	$9,972,632	$22,061,754

Net income	3,162,970	2,609,221	5,772,191
Partnership contributions	1,153,603	951,639	2,105,242
Partnership distributions	(7,927,020)	(6,539,218)	(14,466,238)

Balance, December 31, 2004	8,478,675	6,994,274	15,472,949

Net income	758,168	625,433	1,383,601
Partnership contributions	173,040	142,747	315,787
Partnership distributions	(917,328)	(756,729)	(1,674,057)

Balance, December 31, 2005	8,492,555	7,005,725	15,498,280

Net income	1,020,015	841,439	1,861,454
Partnership distributions	(721,846)	(595,470)	(1,317,316)

Balance, December 31, 2006	$8,790,724	$7,251,694	$16,042,418

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,861,454	$1,383,601	$5,772,191
Operating distributions received from Fund VIII-IX-REIT Joint Venture	128,967	0	581,705
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of Fund VIII-IX-REIT Joint Venture	28,772	185,564	(3,004,813)
Depreciation	701,527	597,762	781,938
Amortization	100,956	7,552	9,902
Lease termination expense	25,336	0	875,412
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(385,996)	56,279	74,288
Decrease (increase) in other assets	2,032	(3,819)	(4,177)
Decrease in accounts payable and accrued expenses	(43,609)	(54,263)	(13,670)
(Decrease) increase in due to affiliates	(1,954)	(9,555)	6,781
Increase (decrease) in deferred income	98,257	(196,797)	(95,725)

Net cash provided by operating activities	2,515,742	1,966,324	4,983,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(223,029)	(367,351)	0
Payment for deferred leasing costs	(872,551)	(182,351)	0
Contributions to Fund VIII-IX-REIT Joint Venture	0	(315,787)	(2,105,242)
Net sale proceeds distributions received from Fund VIII-IX-REIT Joint Venture	0	0	10,014,247

Net cash (used in) provided by operating activities	(1,095,580)	(865,489)	7,909,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	0	(10,014,247)
Operating distributions to joint venture partners in excess of accumulated earnings	(1,642,632)	(1,621,517)	(4,981,589)
Contributions from joint venture partners	0	315,787	2,105,242

Net cash used in operating activities	(1,642,632)	(1,305,730)	(12,890,594)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(222,470)	(204,895)	2,243

CASH AND CASH EQUIVALENTS, beginning of year	943,506	1,148,401	1,146,158

CASH AND CASH EQUIVALENTS, end of year	$721,036	$943,506	$1,148,401

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Restricted cash received in connection with lease termination	$0	$0	$1,800,000

Write-off of fully depreciated real estate assets	$457,338	$0	$0

Write-off of fully amortized deferred leasing costs	$19,571	$0	$25,599

Accrued capital expenditures	$59,419	$120,577	$0

Partnership distributions payable	$21,681	$346,997	$294,457

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. (“Fund VIII”) entered into a Georgia general partnership with Wells Real Estate Fund IX, L.P. (“Fund IX”) to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Fund VIII and Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land located in Madison, Wisconsin, on which an approximate 102,000 rentable square foot, four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, the AT&T – Texas Building, located in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased an approximately 65,000 square foot, two-story office building, 15253 Bake Parkway, located in Irvine, California. On February 20, 1997, the Joint Venture purchased an approximate 49,000 square foot, two-story partially completed office building, 305 Interlocken Parkway, located in Broomfield, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. During 2000, the Joint Venture contributed, at cost, 15253 Bake Parkway to Fund VIII-IX-REIT Joint Venture, and Wells OP contributed approximately $1,300,000 to fund building improvements. On December 2, 2004, Fund VIII-IX-REIT Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $10,014,000 and was allocated a gain of approximately $2,301,000. During the third quarter of 2006, Fund VIII-IX-REIT Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Joint Venture was terminated in March 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Investment in Fund VIII-IX-REIT Joint Venture

The Joint Venture has evaluated Fund VIII-IX-REIT Joint Venture and concluded that it is not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Joint Venture does not have control over the operations of Fund VIII-IX-REIT Joint Venture; however, it does exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund VIII-IX-REIT Joint Venture, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Fund VIII-IX-REIT Joint Venture using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Restricted Cash

On August 20, 2004, the Joint Venture and Cirrus Logic, Inc. (“Cirrus Logic”), the then sole tenant of 305 Interlocken Parkway and an unrelated third party, entered into a lease termination agreement (the “Termination Agreement”), which immediately canceled a lease between the Joint Venture and Cirrus Logic for approximately 49,000 square feet of office space with an original expiration date of April 30, 2012. The Joint Venture owns 100% of 305 Interlocken Parkway. Under the terms of the Termination Agreement, in consideration for being released from any and all liabilities and obligations arising out of its lease with the Joint Venture, Cirrus Logic relinquished its right to occupy the premises and agreed to pay the Joint Venture a lease termination fee of approximately $2,500,000. Further, Cirrus Logic delivered $1,800,000 to an escrow agent, of which $1,300,000 and $500,000 are designated to fund future re-leasing costs and future operating expenses, respectively. The remaining restricted cash in the accompanying balance sheets was recognized in the accompanying statements of operations as a result of satisfying the remaining conditions of the termination agreement.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately five years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Prepaid expenses and other assets as of December 31, 2006 and 2005 is comprised of the following balances:

	2006	2005
Prepaid expenses	$5,580	$10,332
Interest receivable	2,720	0

Total	$8,300	$10,332

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VIII and Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning

January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $134,036, $128,649, and $149,822, respectively.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $59,521, $72,443, and $54,419, respectively, to Wells Management and its affiliates for these services.

Due to Affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates balances reflect amounts due to Wells Management and/or Wells Capital, Inc. for the following items:

	2006	2005
Property management fees	$2,522	$0
Administrative reimbursements	469	4,945

	$2,991	$4,945

4.	INVESTMENT IN FUND VIII-IX-REIT JOINT VENTURE

The Joint Venture’s investment and approximate ownership percentage in Fund VIII-IX-REIT Joint Venture as of December 31, 2006 and 2005 are presented below:

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund VIII-IX-REIT Joint Venture	$0	84%	$157,739	84%

Roll-forwards of the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Fund VIII-IX-REIT Joint Venture, beginning of year	$157,739	$27,516
Equity in loss of Fund VIII-IX-REIT Joint Venture	(28,772)	(185,564)
Distributions from Fund VIII-IX-REIT Joint Venture	(128,967)	0
Contributions to Fund VIII-IX-REIT Joint Venture	0	315,787

Investment in Fund VIII-IX-REIT Joint Venture, end of year	$0	$157,739

Condensed financial information for Fund VIII-IX-REIT Joint Venture as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Joint Venture	$0	$192,241	$0	$4,922	$0	$187,319

	Total Revenues			Loss From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund VIII-IX-REIT Joint Venture	$1,435	$1,269	$0	$(17,048)	$(22,110)	$(16,958)	$(17,118)	$(198,250)	$3,585,209	$(34,166)	$(220,360)	$3,568,251

The Joint Venture allocates its share of earnings generated by the properties owned by Fund VIII-IX-REIT Joint Venture to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions, respectively. The components of income (loss) from discontinued operations recognized by Fund VIII-IX-REIT Joint Venture are provided below:

	For The Year Ended December 31, 2006			For The Year Ended December 31, 2005				For The Year Ended December 31, 2004
	Operating Loss	Gain on Sale	Total	Operating Income	Loss on Sale		Total	Operating Income	Gain on Sale	Total
Fund VIII-IX-REIT Joint Venture	$(17,118)	$0	$(17,118)	$32,501	$(230,751	)(1)	$(198,250)	$622,567	$2,962,642	$3,585,209

(1)

Represents an adjustment to the gain recognized on the December 2004 sale of 15253 Bake Parkway, resulting from a change in estimate of the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Joint Venture pursuant to the purchase and sale agreement.

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 is presented below:

Year ending December 31:
2007	$1,691,489
2008	1,812,313
2009	1,856,052
2010	1,899,793
2011	1,587,092
Thereafter	1,118,763

$9,965,502

Two tenants generated approximately 63% and 29% of rental income for the year ended December 31, 2006, and three tenants will generate approximately 59%, 22%, and 19% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition(e)	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(53,620)	$896,698	$9,535,468	$0	$10,432,166	$4,481,664	1997	06/17/96
AT&T – TEXAS BUILDING(b)	None	677,914	3,796,786	267,490	677,914	4,003,256	61,020	4,742,190	1,564,457	1996	10/10/96
305 INTERLOCKEN PARKWAY(c)	None	928,974	6,158,796	(22,607)	928,974	6,136,189	0	7,065,163	2,084,733	1997	02/20/97

Total		$2,503,586	$19,544,670	$191,263	$2,503,586	$19,674,913	$61,020	$22,239,519	$8,130,854

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	The AT&T – Texas Building is a one-story office building located in Farmers Branch, Texas.

(c)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$23,023,016	$6,974,427

Additions	0	1,274,526	(1)
Dispositions	(975,958)	(975,957)

BALANCE AT DECEMBER 31, 2004	22,047,058	7,272,996

Additions	487,928	597,762

BALANCE AT DECEMBER 31, 2005	22,534,986	7,870,758

Additions	161,871	717,434	(2)
Dispositions	(457,338)	(457,338)

BALANCE AT DECEMBER 31, 2006	$22,239,519	$8,130,854

(1)	Included in the number presented is $492,588, which is included in lease termination expense in the accompanying statements of operations.

(2)	Included in the number presented is $15,907, which is included in lease termination expense in the accompanying statements of operations.

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND VIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund VIII, L.P., File No. 33-83852)

*3	(c)	Amendment to Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3.1 to Form 8-K of Wells Real Estate Fund VIII, L.P. filed on January 25, 2007, Commission File No. 0-27888)

*10	(a)	Management Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10	(b)	Leasing and Tenant Coordinating Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10	(c)	Custodial Agency Agreement dated November 15, 1994, between Wells Real Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, File No. 0-27888)

*10	(d)	Fund VII and Fund VIII Associates Joint Venture Agreement dated February 10, 1995 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated March 31, 1994 (Exhibit 10(h) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(f)	Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated July 27, 1994 (Exhibit 10(i) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(g)	Letter Agreement amending Agreement for the Purchase and Sale of Real Property dated October 27, 1994 (Exhibit 10(j) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(h)	Letter Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(k) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number		Description of Document

*10	(i)	First Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc., as Tenant (Exhibit 10(l) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(j)	Second Amendment to Lease Agreement between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., as Landlord, and CH2M Hill, Inc, as Tenant (Exhibit 10(m) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(k)	Development Agreement between Wells Real Estate Fund VII, L.P. and ADEVCO Corporation (Exhibit 10(n) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(l)	Owner-Contractor Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Integra Construction, Inc., as Contractor (Exhibit 10(o) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(m)	Architect’s Agreement between Wells Real Estate Fund VII, L.P., as Owner, and Smallwood, Reynolds, Stewart, Stewart & Associates, Inc., as Architect (Exhibit 10(p) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(n)	Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated April 17, 1995 (Exhibit 10(q) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(o)	Agreement for the Purchase and Sale of Real Property dated February 13, 1995, between G.L. National, Inc. and Wells Capital, Inc. (Exhibit 10(r) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(p)	Agreement to Lease dated February 15, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and BellSouth Advertising & Publishing Corporation (Exhibit 10(s) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(q)	Development Agreement dated April 25, 1995, between Fund VI, Fund VII and Fund VIII Associates and ADEVCO Corporation (Exhibit 10(t) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(r)	Owner-Contractor Agreement dated April 24, 1995, between Fund VI, Fund VII and Fund VIII Associates, as Owner, and McDevitt Street Bovis, Inc., as Contractor (Exhibit 10(u) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(s)	Architect’s Agreement dated February 15, 1995, between Wells Real Estate Fund VII, L.P., as Owner, and Mayes, Suddereth & Etheredge, Inc., as Architect (Exhibit 10(v) to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(t)	First Amendment to Joint Venture Agreement of Fund VI, Fund VII and Fund VIII Associates dated May 30, 1995 (Exhibit 10(w) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number		Description of Document

*10	(u)	Real Estate Purchase Agreement dated April 13, 1995 (Exhibit 10(x) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(v)	Lease Agreement dated February 27, 1995, between NationsBank of Georgia, N.A., as Agent for Wells Real Estate Fund VII, L.P., and Harris Teeter, Inc. (Exhibit 10(y) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(w)	Development Agreement dated May 31, 1995, between Fund VI, Fund VII and Fund VIII Associates and Norcom Development, Inc. (Exhibit 10(z) to Post-Effective Amendment No. 4 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(x)	First Amendment to Joint Venture Agreement of Fund VII and Fund VIII Associates dated April 1, 1996 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10	(y)	Lease Agreement with Moovies, Inc. dated May 20, 1996 (Exhibit 10(oo) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 1996, File No. 0-25606)

*10	(z)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(aa)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(bb)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(cc)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(dd)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ee)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ff)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(gg)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

Exhibit Number		Description of Document

*10	(hh)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10	(ii)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10 (ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(jj)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10 (jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(kk)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10 (kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(ll)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10 (ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(mm)	Agreement for the Purchase and Sale of Property with Orix Prime West Bloomfield II Venture dated February 5, 1997 (Exhibit 10 (mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(nn)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10 (nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10	(oo)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-32099)

*10	(pp)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-44900)

*10	(qq)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, File No. 333-44900)

*10	(rr)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, File No. 0-27888)

*10	(ss)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10	(tt)	Purchase and Sale Agreement for the sale of Stockbridge Village Shopping Center, Stockbridge Village II, Stockbridge Village III, Stockbridge Village I Expansion, and Hannover Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund III, L.P. for the quarter ended June 30, 2004, Commission File No. 0-18407)

*10	(uu)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

Exhibit Number	Description of Document

*10(vv)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10(ww)	Fourth Amendment to Lease Agreement with CH2M Hill, Inc. (Exhibit 10(tt) to Form 10-K of Wells Real Estate Fund VII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-25606)

*10(xx)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

*10(yy)	Purchase and Sale Agreement for Tanglewood Commons (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended March 31, 2005, Commission File No. 0-23656)

*10(zz)	First Amendment to Purchase and Sale Agreement for Tanglewood Commons (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended March 31, 2005, Commission File No. 0-23656)

*10(aaa)	Second Amendment to Lease Agreement with BellSouth Advertising and Publishing Corporation for a portion of the BellSouth Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended June 30, 2005, Commission File No. 0-23656)

*10(bbb)	Purchase and Sale Agreement for the sale of CH2MHill Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VII, L.P. for the quarter ended September 30, 2005, Commission File No. 0-25606)

*10(ccc)	Second Amendment to Lease Agreement with American Express Travel Related Services, Inc. for a portion of the BellSouth Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VI, L.P. for the quarter ended September 30, 2005, Commission File No. 0-23656)

*10(ddd)	Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10(ddd) to the Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-27888)

*10(eee)	Purchase and Sale Agreement for BellSouth Building (Exhibit 10(oo) to the Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-20103)

*10(fff)	Termination of Purchase and Sale Agreement for BellSouth Building (Exhibit 10(pp) to the Form 10-K of Wells Real Estate Fund IV, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-20103)

*10(ggg)	Purchase and Sale Agreement for BellSouth Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IV, L.P. for the quarter ended March 31, 2006, Commission File No. 0-20103)

*10(hhh)	Second Amendment to Lease Agreement with United State Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2006, Commission File No. 0-27888)

*10(iii)	Purchase and Sale Agreement for Tanglewood Commons Land Outparcels (Exhibit 10(yy) to the Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-23656)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund VIII, L.P. filed on September 27, 2006, Commission File No. 0-27888)

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002