Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2007-05-11
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2007	December 31, 2006
Investment in joint ventures	$8,729,320	$9,009,067
Cash and cash equivalents	856,087	797,590
Due from joint ventures	160,329	11,881
Other assets	7,542	5,651

Total assets	$9,753,278	$9,824,189

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$49,870	$74,553
Due to affiliates	16,969	7,938
Partnership distributions payable	135,427	150,840

Total liabilities	202,266	233,331

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,952,679 units issued and outstanding	8,924,375	8,884,331
Class B – 250,590 units issued and outstanding	625,059	704,268
General partners	1,578	2,259

Total partners’ capital	9,551,012	9,590,858

Total liabilities and partners’ capital	$9,753,278	$9,824,189

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$132,026	$455,692

EXPENSES:
General and administrative	49,573	63,471

INTEREST AND OTHER INCOME	13,128	54,341

NET INCOME	$95,581	$446,562

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$175,471	$580,477

CLASS B LIMITED PARTNERS	$(79,209)	$(135,681)

GENERAL PARTNERS	$(681)	$1,766

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.06	$ 0.20

CLASS B	$(0.32)	$(0.54)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,952,679	2,951,279

CLASS B	250,590	251,990

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	2,950,600	$15,061,403	252,669	$931,016	$0	$15,992,419

Class B conversion elections	2,079	8,493	(2,079)	(8,493)	0	0
Net income	0	2,713,239	0	525,662	2,259	3,241,160
Distributions of operating cash flow ($0.29 per weighted-average Class A Unit)	0	(842,720)	0	0	0	(842,720)
Distributions of net sale proceeds ($2.73 and $2.96 per weighted-average Class A Unit and Class B Unit, respectively)	0	(8,056,084)	0	(743,917)	0	(8,800,001)

BALANCE, December 31, 2006	2,952,679	8,884,331	250,590	704,268	2,259	9,590,858

Net income (loss)	0	175,471	0	(79,209)	(681)	95,581
Distributions of operating cash flow ($0.05 per weighted-average Class A Unit)	0	(135,427)	0	0	0	(135,427)

BALANCE, March 31, 2007	2,952,679	$8,924,375	250,590	$625,059	$1,578	$9,551,012

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,581	$446,562
Operating distributions received from joint ventures	25,783	228,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(132,026)	(455,692)
Changes in assets and liabilities:
Increase in other assets	(1,891)	(19,500)
Decrease in accounts payable and accrued expenses	(24,683)	(20,008)
Increase (decrease) in due to affiliates	9,031	(2,403)

Net cash (used in) provided by operating activities	(28,205)	177,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	237,542	21,438

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(150,840)	(173,471)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,497	25,009

CASH AND CASH EQUIVALENTS, beginning of period	797,590	5,528,409

CASH AND CASH EQUIVALENTS, end of period	$856,087	$5,553,418

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$135,427	$269,898

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Wells Operating Partnership, L.P. (“Wells OP”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties

Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building(1) A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(2) A retail center in Clemmons, North Carolina, and four outparcels of land

Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)(3)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	3. CH2M Hill Building(4) An office building located in Gainesville, Florida

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

4. US Cellular Building

A four-story office building located in Madison, Wisconsin

5. 14079 Senlac Drive (formerly known as the “AT&T – Texas Building”)

A one-story office building located in Farmers Branch, Texas

6. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(3)	• Fund VIII-IX Associates • Wells Operating Partnership, L.P.	No properties owned during the periods presented.

(1)	This property was sold in May 2006.

(2)

One outparcel of land was sold in October 2002; the shopping center and one outparcel of land was sold in April 2005; a portion of an outparcel of land was condemned by the North Carolina Department of Transportation in October 2005; and the two remaining outparcels of land were sold in January 2007.

(3)	These joint ventures were liquidated in 2007.

(4)	This property was sold in December 2005.

Wells Real Estate Fund VI, L.P., Wells Real Estate Fund VII, L.P., and Wells Real Estate Fund IX, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On January 31, 2007, Fund VI-VII-VIII Associates sold the two remaining outparcels of land at Tanglewood Commons to Wells Management Company, Inc. (“Wells Management”), an affiliate of our General Partners, for a gross sale price of $750,000 after seeking the consent of the limited partners to the transaction. As a result of the sale, the Partnership received net sale proceeds of approximately $238,000 and was allocated a gain of approximately $28,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Assets

As of March 31, 2007 and December 31, 2006, other assets is comprised of the following items:

	March 31, 2007	December 31, 2006
Interest income receivable	$3,826	$3,595
Insurance refund receivable	3,716	2,056

Total	$7,542	$5,651

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VI-VII-VIII Associates	$0	$0	$101,396	$(8,705)	$925	$184,229	$102,321	$175,524
Fund VII-VIII Associates	0	0	0	(4,498)	0	(386)	0	(4,884)
Fund VIII-IX Associates	604,901	1,168,378	180,522	733,613	0	0	180,522	733,613

	$604,901	$1,168,378	$281,918	$720,410	$925	$183,843	$282,843	$904,253

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months ended March 31, 2007 and 2006, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$837	$0	$(4,399)	$0	$0	$0	$(4,399)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund VI-VII-VIII Associates	$925	$0	$925	$184,229	$0	$184,229
Fund VII-VIII Associates	0	0	0	(386)	0	(386)
Fund VIII-IX Associates	0	0	0	0	0	0
Fund VIII-IX-REIT Associates	0	0	0	0	0	0

	$925	$0	$925	$183,843	$0	$183,843

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended March 31, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $17,985 and $28,992 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,920 and $23,249 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2007 and December 31, 2006, due to affiliates represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold five assets. On December 8, 2006, we requested the approval of the limited partners via a consent solicitation to amend the partnership agreement and allow an affiliate of the General Partners to purchase the remaining two outparcels of land at Tanglewood Commons. The limited partners approved this transaction on January 25, 2007, and the outparcels were subsequently sold to Wells Management on January 31, 2007. Our focus on our remaining assets involves increasing the occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The first quarter 2007 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may remain low in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs at the US Cellular Building.

Property Summary

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Information regarding the properties owned, or previously owned, by the Joint Ventures is provided below:

•	Hannover Center was sold on April 29, 2004.

•	The 15253 Bake Parkway property was sold on December 2, 2004.

•

An outparcel of land at Tanglewood Commons was sold on October 7, 2002. The Tanglewood Commons shopping center and one outparcel of land was sold on April 21, 2005. On October 12, 2005, a portion of one of the remaining outparcels of land was condemned. On January 31, 2007, the two remaining outparcels of land were sold to Wells Management, an affiliate of the General Partners, after seeking the approval of the limited partners.

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building was sold on May 15, 2006.

•

The US Cellular Building is located in Madison, Wisconsin. During the third quarter of 2006, a lease amendment was signed with United States Cellular Operating Company that extends the lease termination date through January 2013 and reduces the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet as of January 1, 2007. We are actively working on re-leasing the remaining approximately 27,000 square feet.

•	The 14079 Senlac Drive property, located in Farmers Branch, Texas, is 100% leased through July 2011.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

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

Short-Term Liquidity

During the three months ended March 31, 2007, we used net operating cash flows of approximately $28,000 primarily as a result of incurring general and administrative expenses for the portfolio in excess of operating distributions received from the Joint Ventures. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as we sell additional properties in subsequent periods and fund our pro-rata share of anticipated re-leasing costs at the US Cellular Building. During the three months ended March 31, 2007, we also received net sale proceeds of approximately $238,000 from the sale of the remaining two outparcels of land at Tanglewood Commons.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $202,000 as of March 31, 2007.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net sale proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are preleased to creditworthy tenants through joint ventures with affiliated partnerships.

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

As of March 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds as of March 31, 2007
Property					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	—	$169,643	$0
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	—	1,079,364	0
305 Interlocken	$800,000	(1)	54.8%	438,374	0	—	438,374	0
Parkway (early termination in 2004)
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	—	3,635,454	0
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	—	16,841	0
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	—	5,028,105	0
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0	—	3,669,599	486,973
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	0	—	0	237,542

Total				$20,249,371	$424,857		$19,099,999	$724,515

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that net sale proceeds of approximately $725,000 will be reserved to fund our pro-rata share of anticipated re-leasing costs for the US Cellular Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures decreased from $455,692 for the three months ended March 31, 2006 to $132,026 for the three months ended March 31, 2007. The decrease is primarily attributable to (i) a decline in operating income resulting from the sale of the BellSouth Building in May 2006, (ii) a decrease in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate, (iii) lease cancellation income earned in first quarter of 2006 at 305 Interlocken Parkway, partially offset by (iv) recognizing a gain on the sale of the remaining Tanglewood Commons land outparcels in January 2007. We expect equity in income of Joint Ventures to decrease in the near term due to recognizing a nonrecurring gain from the sale of the remaining Tanglewood Commons land outparcels in January 2007.

Expenses

Our total expenses decreased from $63,471 for the three months ended March 31, 2006 to $49,573 for the three months ended March 31, 2007. The decrease is primarily attributable to a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio, partially offset by an increase in accounting fees related to compliance with reporting and regulatory requirements. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income decreased from $54,341 for the three months ended March 31, 2006 to $13,128 for the three months ended March 31, 2007. The decrease is primarily attributable to a decrease in the average amount of net sale proceeds held during the respective periods, partially offset by an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sales proceeds distributions to the limited partners.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of March 31, 2007.

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

Related-Party Transactions

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b) Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The following table sets forth the results of the vote on the two matters:

Number of Votes	For	Against	Abstain
Amendments to sections 13.2 and 13.4 of the partnership agreement	62%	1%	1%
Approval of the sale of the two outparcels of land at Tanglewood Commons to Wells Management	62%	1%	1%

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND VIII, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for Tanglewood Commons Land Outparcels (Exhibit 10(yy) to the Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-23656)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference