Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2007-08-10
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006
Investment in joint ventures	$8,723,596	$9,009,067
Cash and cash equivalents	803,949	797,590
Due from joint ventures	84,045	11,881
Other assets	7,256	5,651

Total assets	$9,618,846	$9,824,189

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$22,773	$74,553
Due to affiliates	9,555	7,938
Partnership distributions payable	135,427	150,840

Total liabilities	167,755	233,331

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,952,679 units issued and outstanding	8,929,887	8,884,331
Class B – 250,590 units issued and outstanding	520,626	704,268
General partners	578	2,259

Total partners’ capital	9,451,091	9,590,858

Total liabilities and partners’ capital	$9,618,846	$9,824,189

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
EQUITY IN INCOME OF JOINT VENTURES	$78,321	$2,583,408	$210,347	$3,039,100

EXPENSES:
General and administrative	52,129	53,793	101,702	117,265

INTEREST AND OTHER INCOME	9,314	60,609	22,443	114,950

NET INCOME	$35,506	$2,590,224	$131,088	$3,036,785

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$140,939	$1,696,759	$316,411	$2,277,235

CLASS B LIMITED PARTNERS	$(104,434)	$891,730	$(183,642)	$756,048

GENERAL PARTNERS	$(999)	$1,735	$(1,681)	$3,502

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.05	$0.57	$ 0.11	$0.77

CLASS B	$(0.42)	$3.55	$(0.73)	$3.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,952,679	2,951,979	2,952,679	2,951,629

CLASS B	250,590	251,290	250,590	251,640

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	2,950,600	$15,061,403	252,669	$931,016	$0	$15,992,419

Class B conversion elections	2,079	8,493	(2,079)	(8,493)	0	0
Net income	0	2,713,239	0	525,662	2,259	3,241,160
Distributions of operating cash flow ($0.29 per weighted-average Class A Unit)	0	(842,720)	0	0	0	(842,720)
Distributions of net sale proceeds ($2.73 and $2.96 per weighted-average Class A Unit and Class B Unit, respectively)	0	(8,056,084)	0	(743,917)	0	(8,800,001)

BALANCE, December 31, 2006	2,952,679	8,884,331	250,590	704,268	2,259	9,590,858

Net income (loss)	0	316,411	0	(183,642)	(1,681)	131,088
Distributions of operating cash flow ($0.09 per weighted-average Class A Unit)	0	(270,855)	0	0	0	(270,855)

BALANCE, June 30, 2007	2,952,679	$8,929,887	250,590	$520,626	$578	$9,451,091

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,088	$3,036,785
Operating distributions received from joint ventures	186,112	519,463
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(210,347)	(3,039,100)
Changes in assets and liabilities:
Increase in other assets	(1,605)	(25,329)
Decrease in accounts payable and accrued expenses	(51,780)	(24,349)
Increase (decrease) in due to affiliates	1,617	(4,306)

Net cash provided by operating activities	55,085	463,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(153,684)
Net sale proceeds received from joint ventures	237,542	4,178,003

Net cash provided by investing activities	237,542	4,024,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(286,268)	(443,369)
Net sale proceeds distributions paid to limited partners	0	(3,800,003)

Net cash used in investing activities	(286,268)	(4,243,372)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,359	244,111

CASH AND CASH EQUIVALENTS, beginning of period	797,590	5,528,409

CASH AND CASH EQUIVALENTS, end of period	$803,949	$5,772,520

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$135,427	$240,810

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building(1) A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(2) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)(3)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	No properties owned during the periods presented.

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

3. US Cellular Building

A four-story office building located in Madison, Wisconsin

4. 14079 Senlac Drive (formerly known as the “AT&T – Texas Building”)

A one-story office building located in Farmers Branch, Texas

5. 305 Interlocken Parkway

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

Other Assets

As of June 30, 2007 and December 31, 2006, other assets is comprised of the following items:

	June 30, 2007	December 31, 2006
Interest income receivable	$3,540	$3,595
Insurance refund receivable	3,716	2,056

Total	$7,256	$5,651

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•

First, to all limited partners holding Class A Units on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the limited partners holding Class A Units on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to limited partners holding Class B Units.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and

requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VI-VII-VIII Associates	$ 0	$0	$0	$ (9,424)	$0	$6,800,734	$0	$6,791,310
Fund VII-VIII Associates	0	0	0	1,731	0	(4,872)	0	(3,141)
Fund VIII-IX Associates	585,756	1,141,871	142,930	708,250	0	0	142,930	708,250

	$585,756	$1,141,871	$142,930	$700,557	$0	$6,795,862	$142,930	$7,496,419

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VI-VII-VIII Associates	$0	$0	$101,396	$(18,128)	$925	$6,984,963	$102,321	$6,966,835
Fund VII-VIII Associates	0	0	0	(2,767)	0	(5,258)	0	(8,025)
Fund VIII-IX Associates	1,190,657	2,310,249	323,452	1,441,864	0	0	323,452	1,441,864

	$1,190,657	$2,310,249	$424,848	$1,420,969	$925	$6,979,705	$425,773	$8,400,674

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$400	$0	$(3,573)	$0	$937	$0	$(2,636)

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$1,237	$0	$(7,972)	$0	$937	$0	$(7,035)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund VI-VII-VIII Associates	$925	$0	$925	$259,781	$6,725,182	$6,984,963
Fund VII-VIII Associates	0	0	0	(5,258)	0	(5,258)
Fund VIII-IX Associates	0	0	0	0	0	0
Fund VIII-IX-REIT Associates	0	0	0	937	0	937

	$925	$0	$925	$255,460	$6,725,182	$6,980,642

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $17,611 and $21,185 for the three months ended June 30, 2007 and 2006, respectively, and $35,596 and $50,177 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,248 and $20,845 for the three months ended June 30, 2007 and 2006, respectively, and $45,168 and $44,094 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells REIT. As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The second quarter 2007 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions may remain low or be reserved in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs and absorbing rental abatement periods at the US Cellular Building.

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

•

The US Cellular Building is located in Madison, Wisconsin. During the second quarter of 2007, a lease amendment was signed with United States Cellular Operating Company (“US Cellular”) that extends the lease termination date to April 2013. US Cellular occupies approximately 73% of the building. We are actively working on re-leasing the remaining vacant space.

•	The 14079 Senlac Drive property, located in Farmers Branch, Texas, is 100% leased through July 2011.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re- lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

We generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $55,000 for the six months ended June 30, 2007. During 2007, we used such operating distributions and cash on hand to fund operating distributions to limited partners of approximately $286,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as fund our pro-rata share of anticipated re-leasing costs and absorb rental abatement periods at the US Cellular Building. During the six months ended June 30, 2007, we also received net sale proceeds of approximately $238,000 from the sale of the remaining two outparcels of land at Tanglewood Commons.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $168,000 as of June 30, 2007.

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

As of June 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds as of June 30, 2007
Property					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	—	$169,643	$0
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	—	1,079,364	0
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	0	—	438,374	0
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	—	3,635,454	0
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	—	16,841	0
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	—	5,028,105	0
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0	—	3,669,599	486,973
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	0	—	0	237,542

Total				$20,249,371	$424,857		$19,099,999	$724,515

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined that net sale proceeds of approximately $725,000 will be reserved to fund our pro-rata share of anticipated re-leasing costs for the US Cellular Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $78,321 and $2,583,408 for the three months ended June 30, 2007 and 2006, respectively. The decrease is primarily attributable to (i) a decline in operating income resulting from the sale of the BellSouth Building in May 2006, (ii) a decrease in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate, and (iii) lease cancellation income earned in second quarter of 2006 at 305 Interlocken Parkway.

Equity in income of Joint Ventures was $210,347 and $3,039,100 for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily attributable to (i) a decline in operating income resulting from the sale of the BellSouth Building in May 2006, (ii) a decrease in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate, and (iii) lease cancellation income earned in 2006 at 305 Interlocken Parkway, partially offset by (iv) recognizing a gain on the sale of the remaining Tanglewood Commons land outparcels in January 2007. Absent leasing activity at the US Cellular Building, we expect equity in income of Joint Ventures to remain at similar levels.

Expenses

Our total expenses were relatively stable at $52,129 for the three months ended June 30, 2007 and $53,793 for the three months ended June 30 2006.

Our total expenses were $101,702 and $117,265 for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily attributable to a decline in legal fees. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $9,314 and $60,609 for the three months ended June 30, 2007 and 2006, respectively, and $22,443 and $114,950 for the six months ended June 30, 2007 and 2006, respectively. The decreases are primarily attributable to a decrease in the average amount of net sale proceeds held during the respective periods, partially offset by an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sales proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2007.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
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