Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2007-11-09
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2007	December 31, 2006
Investment in joint ventures	$8,708,798	$9,009,067
Cash and cash equivalents	719,103	797,590
Due from joint ventures	104,475	11,881
Other assets	6,279	5,651

Total assets	$9,538,655	$9,824,189

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$23,473	$74,553
Due to affiliates	11,361	7,938
Partnership distributions payable	135,427	150,840

Total liabilities	170,261	233,331

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,953,079 units and 2,952,679 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	8,942,901	8,884,331
Class B – 250,190 units and 250,590 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	425,493	704,268
General partners	0	2,259

Total partners’ capital	9,368,394	9,590,858

Total liabilities and partners’ capital	$9,538,655	$9,824,189

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$89,678	$141,736	$300,024	$3,180,836

EXPENSES:
General and administrative	46,579	48,403	148,281	165,667

INTEREST AND OTHER INCOME	9,632	77,230	32,075	192,179

NET INCOME	$52,731	$170,563	$183,818	$3,207,348

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$147,610	$284,778	$464,020	$2,565,775

CLASS B LIMITED PARTNERS	$(94,301)	$(114,109)	$(277,943)	$638,178

GENERAL PARTNERS	$(578)	$(106)	$(2,259)	$3,395

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.05	$ 0.10	$ 0.16	$0.87

CLASS B	$(0.38)	$(0.46)	$(1.11)	$2.54

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,953,079	2,952,679	2,952,812	2,951,979

CLASS B	250,190	250,590	250,457	251,290

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount

BALANCE, December 31, 2005	2,950,600	$15,061,403	252,669	$931,016	$0	$15,992,419

Class B conversion elections	2,079	8,493	(2,079)	(8,493)	0	0
Net income	0	2,713,239	0	525,662	2,259	3,241,160
Distributions of operating cash flow ($0.29 per weighted-average Class A Unit)	0	(842,720)	0	0	0	(842,720)
Distributions of net sale proceeds ($2.73 and $2.96 per weighted-average Class A Unit and Class B Unit, respectively)	0	(8,056,084)	0	(743,917)	0	(8,800,001)

BALANCE, December 31, 2006	2,952,679	8,884,331	250,590	704,268	2,259	9,590,858

Class B conversion elections	400	832	(400)	(832)	0	0
Net income (loss)	0	464,020	0	(277,943)	(2,259)	183,818
Distributions of operating cash flow ($0.14 per weighted-average Class A Unit)	0	(406,282)	0	0	0	(406,282)

BALANCE, September 30, 2007	2,953,079	$8,942,901	250,190	$425,493	$0	$9,368,394

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,818	$3,207,348
Operating distributions received from joint ventures	270,157	970,478
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(300,024)	(3,180,836)
Changes in assets and liabilities:
Increase in other assets	(628)	(28,123)
Decrease in accounts payable and accrued expenses	(51,080)	(13,670)
Increase (decrease) in due to affiliates	3,423	(3,006)

Net cash provided by operating activities	105,666	952,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(161,773)
Net sale proceeds received from joint ventures	237,542	4,178,010

Net cash provided by investing activities	237,542	4,016,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(421,695)	(684,180)
Net sale proceeds distributions paid to limited partners	0	(3,800,003)

Net cash used in financing activities	(421,695)	(4,484,183)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(78,487)	484,245

CASH AND CASH EQUIVALENTS, beginning of period	797,590	5,528,409

CASH AND CASH EQUIVALENTS, end of period	$719,103	$6,012,654

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$135,427	$181,169

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VI, Fund VII and Fund VIII Associates (“Fund VI-VII-VIII Associates”)(3)	• Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	1. BellSouth Building(1) A four-story office building located in Jacksonville, Florida 2. Tanglewood Commons(2) A retail center in Clemmons, North Carolina, and four outparcels of land
Fund VII and Fund VIII Associates (“Fund VII-VIII Associates”)(3)	• Wells Real Estate Fund VII, L.P. • Wells Real Estate Fund VIII, L.P.	No properties owned during the periods presented.

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

3. US Cellular Building

A four-story office building located in Madison, Wisconsin

4. 14079 Senlac Drive (formerly known as the “AT&T – Texas Building”)

A one-story office building located in Farmers Branch, Texas

5. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(3)	• Fund VIII-IX Associates • Piedmont Operating Partnership, LP	No properties owned during the periods presented.

(1)	This property was sold in May 2006.

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

Other Assets

As of September 30, 2007 and December 31, 2006, other assets is comprised of the following items:

	September 30, 2007	December 31, 2006
Interest receivable	$3,109	$3,595
Insurance refund receivable	3,170	2,056

Total	$6,279	$5,651

Interest receivable represents interest earned during the period presented, which will be received in the following month. Insurance refund receivable represents excess premiums due from the insurance carrier. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VI-VII-VIII Associates	$0	$0	$0	$(13,236)	$0	$2,944	$0	$(10,292)
Fund VII-VIII Associates	0	0	0	0	0	0	0	0
Fund VIII-IX Associates	588,731	715,687	163,656	264,734	0	0	163,656	264,734

	$588,731	$715,687	$163,656	$251,498	$0	$2,944	$163,656	$254,442

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VI-VII-VIII Associates	$105,092	$0	$101,396	$(31,364)	$925	$6,987,907	$102,321	$6,956,543
Fund VII-VIII Associates	0	0	0	(2,767)	0	(5,258)	0	(8,025)
Fund VIII-IX Associates	1,779,388	3,025,936	487,107	1,706,598	0	0	487,107	1,706,598

	$1,884,480	$3,025,936	$588,503	$1,672,467	$925	$6,982,649	$589,428	$8,655,116

Condensed financial information for the joint venture in which Fund VIII-IX Associates held an equity interest for the three months and nine months ended September 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$198	$0	$(9,076)	$0	$(18,055)	$0	$(27,131)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$1,435	$0	$(17,048)	$0	$(17,118)	$0	$(34,166)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund VI-VII-VIII Associates	$925	$0	$925	$262,702	$6,725,205	$6,987,907
Fund VII-VIII Associates	0	0	0	(5,258)	0	(5,258)
Fund VIII-IX Associates	0	0	0	0	0	0
Fund VIII-IX-REIT Associates	0	0	0	(17,118)	0	(17,118)

	$925	$0	$925	$240,326	$6,725,205	$6,965,531

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $12,980 and $19,721 for the three months ended September 30, 2007 and 2006, respectively, and $48,575 and $69,898 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $19,356 and $21,357 for the three months ended September 30, 2007 and 2006, respectively, and $64,524 and $65,451 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30,

2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The third quarter 2007 operating distributions to limited partners holding Class A Units remained consistent with the level paid in the prior quarter. We anticipate that operating distributions to limited partners may remain low in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs associated with leasing the remaining vacant space at the US Cellular Building.

Property Summary

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building was sold on May 15, 2006.

•	The US Cellular Building, located in Madison, Wisconsin, is 73% leased until April 2013. We are actively working on re-leasing the remaining vacant space.

•	The 14079 Senlac Drive property, located in Farmers Branch, Texas, is 100% leased through July 2011.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

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

Short-Term Liquidity

We generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $106,000 for the nine months ended September 30, 2007. During 2007, we used such operating distributions and cash on hand to fund operating distributions to Class A limited partners of approximately $422,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will increase in the near-term as a result of fully absorbing the rental abatement periods at the US Cellular Building. During the nine months ended September 30, 2007, we also received net sale proceeds of approximately $238,000 from the sale of the remaining two outparcels of land at Tanglewood Commons.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $170,000 as of September 30, 2007.

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

As of September 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
Property Sold					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	—	$169,643	$0
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	—	1,079,364	0
305 Interlocken	$800,000	(1)	54.8%	438,374	0	—	438,374	0
Parkway (early termination in 2004)
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	—	3,635,454	0
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	—	16,841	0
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	—	5,028,105	0
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0		3,669,599	486,973
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	0	—	0	237,542

Total				$20,249,371	$424,857		$19,099,999	$724,515

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve net sale proceeds of approximately $725,000.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $89,678 and $141,736 for the three months ended September 30, 2007 and 2006, respectively. The decrease is primarily attributable to a decline in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate.

Equity in income of Joint Ventures was $300,024 and $3,180,836 for the nine months ended September 30, 2007 and 2006, respectively. The decrease is primarily attributable to (i) the gain recognized on the sale of the BellSouth Building in May 2006, (ii) a decline in operating income resulting from the sale of the BellSouth Building in May 2006, (iii) a decline in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate, and (iv) lease cancellation income earned in the first six months of 2006 at 305 Interlocken Parkway, partially offset by (v) the gain recognized on the sale of the remaining Tanglewood Commons land outparcels in January 2007.

Absent leasing activity at the US Cellular Building or property sales, we expect equity in income of Joint Ventures to remain at similar levels.

Expenses

General and administrative expenses were $46,579 and $48,403 for the three months ended September 30, 2007 and 2006, respectively, and $148,281 and $165,667 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 decreases are primarily attributable to a decline in legal fees, partially offset by an increase in accounting fees and printing costs, substantially all of which resulted from reporting and regulatory requirements. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $9,632 and $77,230 for the three months ended September 30, 2007 and 2006, respectively, and $32,075 and $192,179 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 decreases are primarily attributable to a decrease in the average amount of net sale proceeds held during the respective periods as a result of the May 2006 net sale proceeds distribution. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sales proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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