Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2008-08-11
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
Investment in joint ventures	$6,557,495	$6,749,193
Cash and cash equivalents	554,289	3,564,447
Due from joint ventures	133,122	177,211
Other assets	1,126	13,352

Total assets	$7,246,032	$10,504,203

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$24,516	$24,982
Due to affiliates	10,591	8,275
Partnership distributions payable	73,414	135,427

Total liabilities	108,521	168,684

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,954,079 units issued and outstanding	6,623,237	9,328,054
Class B – 249,187 units and 249,190 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	514,274	1,007,465
General partners	0	0

Total partners’ capital	7,137,511	10,335,519

Total liabilities and partners’ capital	$7,246,032	$10,504,203

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$37,273	$78,321	$91,193	$210,347

EXPENSES:
General and administrative	48,264	52,129	120,026	101,702

INTEREST AND OTHER INCOME	8,027	9,314	39,665	22,443

NET INCOME (LOSS)	$(2,964)	$35,506	$10,832	$131,088

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$83,543	$140,939	$183,948	$316,411

CLASS B LIMITED PARTNERS	$(86,507)	$(104,434)	$(173,116)	$(183,642)

GENERAL PARTNERS	$0	$(999)	$0	$(1,681)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.03	$ 0.05	$ 0.06	$ 0.11

CLASS B	$(0.35)	$(0.42)	$(0.69)	$(0.73)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,954,079	2,952,679	2,954,079	2,952,679

CLASS B	249,187	250,590	249,187	250,590

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	2,952,679	$8,884,331	250,590	$704,268	$2,259	$9,590,858

Class B conversion elections	1,400	2,532	(1,400)	(2,532)	0	0
Net income (loss)	0	982,900	0	305,729	(2,259)	1,286,370
Distributions of operating cash flow ($0.18 per weighted-average Class A Unit)	0	(541,709)	0	0	0	(541,709)

BALANCE, December 31, 2007	2,954,079	9,328,054	249,190	1,007,465	0	10,335,519

Class B limited partner rescission	0	0	(3)	0	0	0
Net income (loss)	0	183,948	0	(173,116)	0	10,832
Distributions of operating cash flow ($0.07 per weighted-average Class A Unit)	0	(208,841)	0	0	0	(208,841)
Distributions of net sale proceeds ($0.91 and $1.28 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,679,924)	0	(320,075)	0	(2,999,999)

BALANCE, June 30, 2008	2,954,079	$6,623,237	249,187	$514,274	$0	$7,137,511

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,832	$131,088
Operating distributions received from joint ventures	326,980	186,112
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(91,193)	(210,347)
Changes in assets and liabilities:
Decrease (increase) in other assets	12,226	(1,605)
Decrease in accounts payable and accrued expenses	(466)	(51,780)
Increase in due to affiliates	2,316	1,617

Net cash provided by operating activities	260,695	55,085

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	237,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(270,854)	(286,268)
Net sale proceeds distributions paid to limited partners	(2,999,999)	0

Net cash used in financing activities	(3,270,853)	(286,268)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,010,158)	6,359

CASH AND CASH EQUIVALENTS, beginning of period	3,564,447	797,590

CASH AND CASH EQUIVALENTS, end of period	$554,289	$803,949

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$73,414	$135,427

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

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

On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 24, 1995. The offering was terminated on January 4, 1996, at which time the Partnership had sold approximately 2,613,534 Class A Units and 590,735 Class B Units representing total limited partner capital contributions of $32,042,689. Since the termination of the offering in 1996, the total number of outstanding Class B Units has decreased to 249,187 due to the rescission of certain units.

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

Wells Real Estate Fund IX, L.P. is affiliated with the Partnership through common general partners. Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. were affiliated with the Partnership through common general partners prior to their respective dissolutions. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund VI-VII-VIII Associates	$0	$0	$0	$0	$0	$0	$0	$0
Fund VIII-IX Associates	479,926	470,657	67,586	76,589	434	66,341	68,020	142,930

	$479,926	$470,657	$67,586	$76,589	$434	$66,341	$68,020	$142,930

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund VI-VII-VIII Associates	$0	$0	$0	$101,396	$0	$925	$0	$102,321
Fund VIII-IX Associates	1,093,157	960,552	166,658	183,012	(239)	140,440	166,419	323,452

	$1,093,157	$960,552	$166,658	$284,408	$(239)	$141,365	$166,419	$425,773

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VI-VII-VIII Associates	$0	$0	$0	$925	$0	$925
Fund VIII-IX Associates	(239)	0	(239)	140,440	0	140,440

	$(239)	$0	$(239)	$141,365	$0	$141,365

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $20,486 and $17,611 for the three months ended June 30, 2008 and 2007, respectively, and $38,974 and $35,596 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,162 and $22,248 payable to Wells Capital and Wells Management for the three months ended June 30, 2008 and 2007, respectively, and $49,109 and $45,168 for the six months ended June 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of June 30, 2008 and December 31, 2007, due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. We have now sold six properties. In April 2008, Fund VIII-IX Associates executed a month-to-month lease with Inland Madison LLC (“Inland”) which allowed Inland to occupy approximately 16,000 square feet at the US Cellular Building (or approximately 16% of the US Cellular Building). Inland occupied space under this lease until May 2008. In June 2008, Fund VIII-IX Associates executed another month-to-month lease with Inland, which allows Inland to occupy the remaining space of approximately 27,000 square feet at the US Cellular Building (or approximately 26% of the US Cellular Building). The terms of the lease allow Inland to lease the space on a month-to-month basis, not to exceed approximately four months. Our focus at this time involves concentrating on leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The second quarter 2008 operating distributions to limited partners holding Class A Units decreased over the previous quarter primarily as a result of an increase in real estate taxes levied on the 305 Interlocken Building. We anticipate that operating distributions to limited partners may remain low or be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building.

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

•

The US Cellular Building, located in Madison, Wisconsin. United States Cellular Operating Company leases approximately 73% of this building until April 2013. In June 2008, we executed a month-to-month lease with Inland for a maximum of four months for the remaining space in this building.

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

Short-Term Liquidity

During the six months ended June 30, 2008, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $261,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2008, we used such net operating cash flows and cash on hand to fund operating distributions to Class A limited partners of approximately $271,000. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will decrease in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the US Cellular Building.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $109,000 as of June 30, 2008.

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

As of June 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds as of June 30, 2008
					Amount	Purpose

Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	—	$169,643	$0

Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	—	1,079,364	0

305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	0	—	438,374	0

15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	• Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	—	3,635,454	0

Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	—	16,841	0

CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	—	5,028,105	0

BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0	—	4,156,572	0

Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	0	—	237,542	0

14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	0	—	2,275,484	523,113

Total				$23,047,968	$424,857		$22,099,998	$523,113

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Our General Partners distributed net sale proceeds of approximately $3.0 million to limited partners in May 2008 and have reserved net sale proceeds of approximately $0.5 million to fund the our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $37,273 and $78,321 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily attributable to (i) a decline in operating income resulting from of the sale of 14079 Senlac Drive in November 2007, (ii) an increase in real estate taxes levied on the 305 Interlocken Building, partially offset by, (iii) an increase in rental income at the US Cellular Building as a result of the Inland month-to-month lease.

Equity in income of Joint Ventures was $91,193 and $210,347 for the six months ended June 30, 2008 and 2007, respectively. The decrease is primarily attributable to (i) a decline in operating income resulting from the sale of 14079 Senlac Drive in November 2007, (ii) recognizing a gain on the sale of the remaining outparcels of land at Tanglewood Commons in January 2007, (iii) an increase in real estate taxes levied on the 305 Interlocken Building, partially offset by, (iv) an increase in rental income at the US Cellular Building as a result of the Inland month-to-month lease.

We expect equity in income of Joint Ventures to increase in the near-term as a result of the recently executed lease with Inland at the US Cellular Building.

Expenses

General and administrative expenses were $48,264 and $52,129 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily attributable to a timing difference related to incurring more investor communication costs in the second quarter of 2007 than the second quarter of 2008.

General and administrative expenses were $120,026 and $101,702 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to an increase in legal fees, printing and postage costs, and administrative costs, incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income were $8,027 and $9,314 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of (i) a decrease in the average amount of net sale proceeds held during the respective periods as a result of the distribution of net sale proceeds to the limited partners in May 2008, (ii) a decrease in the average daily yield, partially offset by (iii) the net sale proceeds received from the sale of 14079 Senlac Drive in November 2007.

Interest and other income were $39,665 and $22,443 for the six months ended June 30, 2008 and 2007, respectively. The increase is primarily attributable to (i) an increase in the average amount of net sale proceeds held during the respective periods as a result of the net sale proceeds received from the sale of 14079 Senlac Drive in November 2007, partially offset by (ii) the distribution of net sale proceeds to the limited partners in May 2008, and (iii) a decrease in the average daily yield.

Future levels of interest income will be largely dependent upon the timing of future dispositions and net sales proceeds distributions to the limited partners.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of June 30, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
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