Form 10-Q
period 2010-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2010-11-12
CIK 929920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009
Investment in joint venture	$5,634,918	$5,955,663
Cash and cash equivalents	887,467	827,126
Due from joint venture	161,780	142,376

Total assets	$6,684,165	$6,925,165

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$9,940	$14,907
Due to affiliates	9,326	11,553
Partnership distributions payable	0	81,471

Total liabilities	19,266	107,931

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Class A – 2,949,979 and 2,954,079 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	6,664,735	6,814,994
Class B – 253,287 and 249,187 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	0	2,240
General partners	164	0

Total partners’ capital	6,664,899	6,817,234

Total liabilities and partners’ capital	$6,684,165	$6,925,165

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009

EQUITY IN INCOME OF JOINT VENTURE	$54,529	$53,557	$159,682	$147,969

INTEREST AND OTHER INCOME	318	286	920	1,712

GENERAL AND ADMINISTRATIVE EXPENSES	38,412	33,516	149,995	133,594

NET INCOME	$16,435	$20,327	$10,607	$16,087

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$28,419	$104,256	$24,831	$271,015

CLASS B LIMITED PARTNERS	$(12,148)	$(83,929)	$(14,388)	$(254,928)

GENERAL PARTNERS	$164	$0	$164	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.01	$ 0.04	$ 0.01	$ 0.09

CLASS B	$(0.05)	$(0.34)	$(0.06)	$(1.02)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	2,949,979	2,954,079	2,953,146	2,954,079

CLASS B	253,287	249,187	250,120	249,187

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	2,954,079	$6,789,868	249,187	$342,706	$ 0	$7,132,574

Net income (loss)	0	351,015	0	(340,466)	0	10,549
Distributions of operating cash flow ($0.11 per weighted-average Class A Unit)	0	(325,889)	0	0	0	(325,889)

BALANCE, December 31, 2009	2,954,079	6,814,994	249,187	2,240	0	6,817,234

Class A conversion elections	(5,400)	(12,148)	5,400	12,148	0	0
Class B conversion elections	1,300	0	(1,300)	0	0	0
Net income (loss)	0	24,831	0	(14,388)	164	10,607
Distributions of operating cash flow ($0.06 per weighted-average Class A Unit)	0	(162,942)	0	0	0	(162,942)

BALANCE, September 30, 2010	2,949,979	$6,664,735	253,287	$0	$164	$6,664,899

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,607	$16,087
Operating distributions received from the joint venture	461,023	499,723
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(159,682)	(147,969)
Changes in assets and liabilities:
Decrease in other assets	0	1,061
Decrease in accounts payable and accrued expenses	(4,967)	(21,997)
Decrease in due to affiliates	(2,227)	(1,722)

Net cash provided by operating activities	304,754	345,183

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(244,413)	(244,414)

NET INCREASE IN CASH AND CASH EQUIVALENTS	60,341	100,769

CASH AND CASH EQUIVALENTS, beginning of period	827,126	689,378

CASH AND CASH EQUIVALENTS, end of period	$887,467	$790,147

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$81,471

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (UNAUDITED)

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

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•

To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partners’ returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

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

Summary of Financial Information

Condensed financial information for the joint venture in which the Partnership held a direct interest for the three months and nine months ended September 30, 2010 and 2009, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund VIII-IX Associates	$477,636	$493,362	$99,512	$97,737	$1,466,250	$1,518,837	$291,409	$270,033

Due from Joint Venture

As presented in the accompanying balance sheets, due from joint venture as of September 30, 2010 and December 31, 2009 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended September 30, 2010 and December 31, 2009, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $19,817 and $18,952 for the three months ended September 30, 2010 and 2009, respectively, and $52,806 and $58,571 for the nine months ended September 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,700 and $24,137 payable to Wells Capital and Wells Management for the three months ended September 30, 2010 and 2009, respectively, and $80,776 and $75,208 for the nine months ended September 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of September 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

The third quarter 2010 operating distributions to limited partners were reserved. We anticipate that operating distributions to limited partners will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs for our remaining properties.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2010, the Partnership owned interests in two properties.

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

•

The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics International USA, Inc. who intends to vacate the building at its scheduled lease expiration in August 2011.

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

Short-Term Liquidity

During the nine months ended September 30, 2010, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $305,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used such net operating cash flows to fund operating distributions to Class A limited partners of approximately $244,000 and reserved the remainder to fund our pro rata share of anticipated re-leasing costs for our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture. We anticipate future operating distributions from the Joint Venture may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs for our remaining properties.

We believe that the cash on hand and operating distributions due from the Joint Venture are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $19,000, as of September 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Venture and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Venture. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Venture, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership approximately one month following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known or anticipated capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves are then utilized.

As of September 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2010	Undistributed Net Sale Proceeds as of September 30, 2010
					Amount	Purpose

Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$0	—	$169,643	$0

Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	0	—	1,079,364	0

305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	0	—	438,374	0

15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	•Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	0

Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	0	—	3,635,454	0

Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	0	—	16,841	0

CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	0	—	5,028,105	0

BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	0	—	4,156,572	0

Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	0	—	237,542	0

14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	0	—	2,275,484	523,113

						—

Total				$23,047,968	$424,857	—	$22,099,998	$523,113

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $523,000 to fund our pro rata share of anticipated re-leasing costs for our remaining properties.

Results of Operations

Equity in Income of Joint Venture

Equity in income of Joint Venture remained relatively stable at $53,557 for the three months ended September 30, 2009 and $54,529 for the three months ended September 30, 2010.

Equity in income of Joint Venture increased from $147,969 for the nine months ended September 30, 2009 to $159,682 for the nine months ended September 30, 2010. The increase is primarily attributable to incurring less maintenance expenses at the US Cellular Building in 2010 as compared to 2009.

Absent leasing activity at the US Cellular Building, we expect equity in income of Joint Venture to remain at similar levels in the near term; however, if we are unable to secure a replacement tenant for the 305 Interlocken Building in a timely manner (the current tenant’s lease is scheduled to expire in August 2011), equity in income of Joint Venture would decline in the future.

Interest and Other Income

Interest and other income remained relatively stable at $286 for the three months ended September 30, 2009 and $318 for the three months ended September 30, 2010.

Interest and other income decreased from $1,712 for the nine months ended September 30, 2009 to $920 for the nine months ended September 30, 2010. The decrease is primarily a result of a decrease in the average daily yield.

Future levels of interest income will be largely dependent on the timing of future property dispositions and net sales proceeds distributions to the limited partners, and fluctuations in the average daily yield.

General and Administrative Expenses

General and administrative expenses increased from $33,516 for the three months ended September 30, 2009 to $38,412 for the three months ended September 30, 2010. The increase is primarily attributable to an increase in legal services incurred in connection with regulatory reporting requirements in the third quarter of 2010.

General and administrative expenses increased from $133,594 for the nine months ended September 30, 2009 to $149,995 for the nine months ended September 30, 2010. The increase is primarily attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants during the year.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investment in the Joint Venture may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 11, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 11, 2010	/s/ DOUGLAS P. WILLIAMS
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