Form 10-Q
period 2011-03-31
WELLS REAL ESTATE FUND VIII LP
filed 2011-05-12
CIK 929920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-27888
_______________________________________
WELLS REAL ESTATE FUND VIII, L.P.
(Exact name of registrant as specified in its charter)
_______________________________________

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund VIII, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND VIII, L.P.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
The information presented in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Investment in joint venture	$5,411,992	$5,524,706
Cash and cash equivalents	1,086,031	1,001,743
Due from joint venture	149,436	146,199
Other assets	2,444	—
Total assets	$6,649,903	$6,672,648

Liabilities:
Accounts payable and accrued expenses	$18,567	$14,593
Due to affiliates	8,654	9,217
Total liabilities	27,221	23,810

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,949,979 units issued and outstanding	6,622,682	6,648,835
Class B – 253,287 units issued and outstanding	—	—
General partners	—	3
Total partners’ capital	6,622,682	6,648,838
Total liabilities and partners’ capital	$6,649,903	$6,672,648

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Equity in Income of Joint Venture	$36,722	$57,763

Interest and Other Income	319	300

General and Administrative Expenses	63,197	63,046
Net Loss	$(26,156)	$(4,983)

Net Loss Allocated To:
Class A Limited Partners	$(26,153)	$(2,743)
Class B Limited Partners	$—	$(2,240)
General Partners	$(3)	$—

Net Loss Per Weighted-Average Limited Partner Unit:
Class A	$(0.01)	$0.00
Class B	$0.00	$(0.01)

Weighted-Average Limited Partner Units Outstanding:
Class A	2,949,979	2,954,079
Class B	253,287	249,187

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount

BALANCE, December 31, 2009	2,954,079	$6,814,994	249,187	$2,240	$—	$6,817,234

Class A conversion elections	(5,400)	(12,148)	5,400	12,148	—	—
Class B conversion elections	1,300	—	(1,300)	—	—	—
Net income (loss)	—	8,934	—	(14,388)	3	(5,451)
Distributions of operating cash flow ($0.06 per weighted-average Class A Unit)	—	(162,945)	—	—	—	(162,945)
BALANCE, December 31, 2010	2,949,979	6,648,835	253,287	—	3	6,648,838

Net loss	—	(26,153)	—	—	(3)	(26,156)
BALANCE, March 31, 2011	2,949,979	$6,622,682	253,287	$—	$—	$6,622,682

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(26,156)	$(4,983)
Operating distributions received from the joint venture	146,199	142,376
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(36,722)	(57,763)
Changes in assets and liabilities:
Increase in other assets	(2,444)	—
Increase (decrease) in accounts payable and accrued expenses	3,974	(3,726)
(Decrease) increase in due to affiliates	(563)	1,135
Net cash provided by operating activities	84,288	77,039

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	—	(81,471)
Net Increase (Decrease) in Cash and Cash Equivalents	84,288	(4,432)

Cash and Cash Equivalents, beginning of period	1,001,743	827,126
Cash and Cash Equivalents, end of period	$1,086,031	$822,694

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$—	$81,471

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 (unaudited)

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
On January 6, 1995, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended. The offering was terminated on January 4, 1996, at which time the Partnership had sold approximately 2,613,534 Class A Units and 590,735 Class B Units representing total limited partner capital contributions of $32,042,689.
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

Wells Real Estate Fund IX, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Venture and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held a direct interest for the three months ended March 31, 2011 and 2010, respectively, is presented below:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Fund VIII-IX Associates	$480,226	$511,502	$67,017	$105,413

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of March 31, 2011 and December 31, 2010 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended March 31, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $17,910 and $17,064 for the three months ended March 31, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $24,005 and $28,709 payable to Wells Capital and Wells Management for the three months ended March 31, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of March 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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

6.        COMMITMENTS AND CONTINGENCIES
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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the eight properties in which we have held interests. Our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.
The first quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions to limited partners will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2011, we owned interests in two properties.

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

•
The US Cellular Building, located in Madison, Wisconsin, is currently approximately 73% leased to United States Cellular Operating Company until April 2013. We are actively working on re-leasing the remaining vacant space in this building.

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics International USA, Inc. who intends to vacate the building at its scheduled lease expiration in August 2011. We are actively marketing the space in this building for lease.

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
Short-Term Liquidity
During the three months ended March 31, 2011, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $84,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the first quarter of 2011, we reserved such net operating cash flows to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture. We anticipate future operating distributions from the Joint Venture may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and operating distributions due from the Joint Venture are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $27,000, as of March 31, 2011.
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
Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership approximately one month following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.

As of March 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2011	Undistributed Net Sale Proceeds as of March 31, 2011
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$—	—	$169,643	$—
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	—	—	1,079,364	—
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	—	—	438,374	—
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	•Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	—
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	—	—	3,635,454	—
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	—	—	16,841	—
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	—	—	5,028,105	—
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	—	—	4,156,572	—
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	—	—	237,542	—
14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	—	—	2,275,484	523,113
Total				$23,047,968	$424,857	—	$22,099,998	$523,113

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $523,000 to fund our pro rata share of anticipated re-leasing costs at our remaining properties.

Results of Operations
Equity in Income of Joint Venture
Equity in income of Joint Venture decreased from $57,763 for the three months ended March 31, 2010 to $36,722 for the three months ended March 31, 2011. The decrease is primarily attributable to (i) an increase in maintenance expenses at the US Cellular building in 2011 as compared to 2010 and (ii) an adjustment to prior year operating expense reimbursement billings recognized in 2010 at the US Cellular Building.
Absent leasing activity at the US Cellular Building, we expect equity in income of Joint Venture to remain at a relatively similar level during the second quarter of 2011; however, if we are unable to secure a suitable replacement tenant for the 305 Interlocken Building in a timely manner (the current tenant’s lease is scheduled to expire in August 2011), equity in income of Joint Venture would decline in the future.
Interest and Other Income
Interest and other income remained relatively stable at $300 for the three months ended March 31, 2010 and $319 for the three months ended March 31, 2011.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sales proceeds distributions to the limited partners, and fluctuations in the average daily yield.

General and Administrative Expenses
General and administrative expenses remained relatively stable at $63,046 for the three months ended March 31, 2010 and $63,197 for the three months ended March 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investment in the Joint Venture may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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

ITEM 4.    CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended March 31, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 12, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 12, 2011		/s/ DOUGLAS P. WILLIAMS
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