Form 10-Q
period 2011-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2011-08-11
CIK 929920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Investment in joint venture	$5,299,279	$5,524,706
Cash and cash equivalents	1,183,939	1,001,743
Due from joint venture	159,712	146,199
Other assets	2,444	—
Total assets	$6,645,374	$6,672,648

Liabilities:
Accounts payable and accrued expenses	$2,754	$14,593
Due to affiliates	11,167	9,217
Total liabilities	13,921	23,810

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,949,979 units issued and outstanding	6,631,366	6,648,835
Class B – 253,287 units issued and outstanding	—	—
General partners	87	3
Total partners’ capital	6,631,453	6,648,838
Total liabilities and partners’ capital	$6,645,374	$6,672,648

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity in Income of Joint Venture	$46,999	$47,390	$83,722	$105,153

Interest and Other Income	391	302	711	602

General and Administrative Expenses	38,619	48,537	101,818	111,583
Net Income (Loss)	$8,771	$(845)	$(17,385)	$(5,828)

Net Income (Loss) Allocated To:
Class A Limited Partners	$8,684	$(845)	$(17,469)	$(3,588)
Class B Limited Partners	$—	$—	$—	$(2,240)
General Partners	$87	$—	$84	$—

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.00	$0.00	$(0.01)	$0.00
Class B	$0.00	$0.00	$0.00	$(0.01)

Weighted-Average Limited Partner Units Outstanding:
Class A	2,949,979	2,955,379	2,949,979	2,954,729
Class B	253,287	247,887	253,287	248,537

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount

BALANCE, December 31, 2009	2,954,079	$6,814,994	249,187	$2,240	$—	$6,817,234

Class A conversion elections	(5,400)	(12,148)	5,400	12,148	—	—
Class B conversion elections	1,300	—	(1,300)	—	—	—
Net income (loss)	—	8,934	—	(14,388)	3	(5,451)
Distributions of operating cash flow ($0.06 per weighted-average Class A Unit)	—	(162,945)	—	—	—	(162,945)
BALANCE, December 31, 2010	2,949,979	6,648,835	253,287	—	3	6,648,838

Net income (loss)	—	(17,469)	—	—	84	(17,385)
BALANCE, June 30, 2011	2,949,979	$6,631,366	253,287	$—	$87	$6,631,453

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(17,385)	$(5,828)
Operating distributions received from the joint venture	295,636	306,885
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of joint venture	(83,722)	(105,153)
Changes in assets and liabilities:
Increase in other assets	(2,444)	—
Decrease in accounts payable and accrued expenses	(11,839)	(7,241)
Increase (decrease) in due to affiliates	1,950	(1,422)
Net cash provided by operating activities	182,196	187,241

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	—	(162,942)
Net Increase in Cash and Cash Equivalents	182,196	24,299

Cash and Cash Equivalents, beginning of period	1,001,743	827,126
Cash and Cash Equivalents, end of period	$1,183,939	$851,425

Supplemental Disclosures of Noncash Financing Activities:
Partnership distributions payable	$—	$81,471

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 (unaudited)

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
The Partnership owns indirect interests in all of its real estate assets through a joint venture with an entity affiliated with the General Partners. During the periods presented, the Partnership owned an interest in the following joint venture (the “Joint Venture”) and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates” or the “Joint Venture”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin 2. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held a direct interest for the three months and six months ended June 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund VIII-IX Associates	$485,944	$477,111	$85,770	$86,483	$966,170	$988,613	$152,787	$191,897

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of June 30, 2011 and December 31, 2010 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended June 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $18,376 and $15,926 for the three months ended June 30, 2011 and 2010, respectively, and $36,286 and $32,990 for the six months ended June 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $17,338 and $26,367 payable to Wells Capital and Wells Management for the three months ended June 30, 2011 and 2010, respectively, and $41,344 and $55,076 for the six months ended June 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital, Wells Management, and Wells Investment Securities, Inc. ("WIS") are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of June 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
The second quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions to limited partners will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2011, we owned interests in two properties.

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
Short-Term Liquidity
During the six months ended June 30, 2011, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $182,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture. We anticipate future operating distributions from the Joint Venture may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and operating distributions due from the Joint Venture are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $14,000, as of June 30, 2011.
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
As of June 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2011	Undistributed Net Sale Proceeds as of June 30, 2011
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$—	—	$169,643	$—
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	—	—	1,079,364	—
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	—	—	438,374	—
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	•Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	—
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	—	—	3,635,454	—
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	—	—	16,841	—
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	—	—	5,028,105	—
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	—	—	4,156,572	—
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	—	—	237,542	—
14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	—	—	2,275,484	523,113
Total				$23,047,968	$424,857	—	$22,099,998	$523,113

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $523,000 to fund our pro rata share of anticipated re-leasing costs at our remaining properties.

Results of Operations
Equity in Income of Joint Venture
Equity in income of Joint Venture remained relatively stable at $47,390 for the three months ended June 30, 2010 and $46,999 for the three months ended June 30, 2011.
Equity in income of Joint Venture decreased from $105,153 for the six months ended June 30, 2010 to $83,722 for the six months ended June 30, 2011. The decrease is primarily attributable to (i) an increase in maintenance expenses at the US Cellular building in 2011 as compared to 2010 and (ii) an adjustment to prior year operating expense reimbursement billings recognized in 2010 at the US Cellular Building.
We anticipate equity in income of Joint Venture to decline in the third quarter of 2011 as a result of the anticipated vacancy of the 305 Interlocken Building effective in August 2011.
Interest and Other Income
Interest and other income remained relatively stable at $302 for the three months ended June 30, 2010 and $391 for the three months ended June 30, 2011, and at $602 for the six months ended June 30, 2010 and $711 for the six months ended June 30, 2011.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sales proceeds distributions to the limited partners, and fluctuations in the average daily yield.

General and Administrative Expenses
General and administrative expenses decreased from $48,537 for the three months ended June 30, 2010 to $38,619 for the three months ended June 30, 2011, and from $111,583 for the six months ended June 30, 2010 to $101,818 for the six months ended June 30, 2011. The decreases for the three month and six months ended June 30, 2011 are primarily attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 11, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VIII, L.P.

Exhibit Number		Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934