Form 10-Q
period 2011-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2011-11-10
CIK 929920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Investment in joint venture	$5,203,106	$5,524,706
Cash and cash equivalents	1,304,837	1,001,743
Due from joint venture	169,008	146,199
Other assets	2,444	—
Total assets	$6,679,395	$6,672,648

Liabilities:
Accounts payable and accrued expenses	$2,322	$14,593
Due to affiliates	7,665	9,217
Total liabilities	9,987	23,810

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,949,979 units issued and outstanding	6,668,942	6,648,835
Class B – 253,287 units issued and outstanding	—	—
General partners	466	3
Total partners’ capital	6,669,408	6,648,838
Total liabilities and partners’ capital	$6,679,395	$6,672,648

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity in Income of Joint Venture	$72,837	$54,529	$156,558	$159,682

Interest and Other Income	328	318	1,039	920

General and Administrative Expenses	35,210	38,412	137,027	149,995
Net Income	$37,955	$16,435	$20,570	$10,607

Net Income (Loss) Allocated To:
Class A Limited Partners	$37,576	$28,419	$20,107	$24,831
Class B Limited Partners	$—	$(12,148)	$—	$(14,388)
General Partners	$379	$164	$463	$164

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.01	$0.01	$0.01	$0.01
Class B	$0.00	$(0.05)	$0.00	$(0.06)

Weighted-Average Limited Partner Units Outstanding:
Class A	2,949,979	2,949,979	2,949,979	2,953,146
Class B	253,287	253,287	253,287	250,120

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	2,954,079	$6,814,994	249,187	$2,240	$—	$6,817,234

Class A conversion elections	(5,400)	(12,148)	5,400	12,148	—	—
Class B conversion elections	1,300	—	(1,300)	—	—	—
Net income (loss)	—	8,934	—	(14,388)	3	(5,451)
Distributions of operating cash flow ($0.06 per weighted-average Class A Unit)	—	(162,945)	—	—	—	(162,945)
BALANCE, December 31, 2010	2,949,979	6,648,835	253,287	—	3	6,648,838

Net income	—	20,107	—	—	463	20,570
BALANCE, September 30, 2011	2,949,979	$6,668,942	253,287	$—	$466	$6,669,408

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$20,570	$10,607
Operating distributions received from the joint venture	455,349	461,023
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of joint venture	(156,558)	(159,682)
Changes in assets and liabilities:
Increase in other assets	(2,444)	—
Decrease in accounts payable and accrued expenses	(12,271)	(4,967)
Decrease in due to affiliates	(1,552)	(2,227)
Net cash provided by operating activities	303,094	304,754

Cash Flows from Financing Activities:
Operating distributions paid to limited partners	—	(244,413)
Net Increase in Cash and Cash Equivalents	303,094	60,341

Cash and Cash Equivalents, beginning of period	1,001,743	827,126
Cash and Cash Equivalents, end of period	$1,304,837	$887,467

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held a direct interest for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund VIII-IX Associates	$520,536	$477,636	$132,922	$99,512	$1,486,705	$1,466,250	$285,708	$291,409

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of September 30, 2011 and December 31, 2010 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended September 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $18,217 and $19,817 for the three months ended September 30, 2011 and 2010, respectively, and $54,503 and $52,806 for the nine months ended September 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership’s general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $21,917 and $25,700 payable to Wells Capital and Wells Management for the three months ended September 30, 2011 and 2010, respectively, and $63,261 and $80,776 for the nine months ended September 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of September 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the eight properties in which we have held interests. In August 2011, Fund VIII-IX Associates and Flextronics International USA, Inc. entered into a lease amendment which extended the lease expiration date from August 31, 2011 to November 30, 2011. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The third quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions to limited partners will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2011, we owned interests in two properties.
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

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics International USA, Inc. who intends to vacate the building at its scheduled extended lease expiration in November 2011. We are actively marketing the space in this building for lease.

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
Short-Term Liquidity
During the nine months ended September 30, 2011, we generated net operating cash flows, including distributions received from the Joint Venture, of approximately $303,000. Operating distributions from the Joint Venture generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Venture. We anticipate future operating distributions from the Joint Venture may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and operating distributions due from the Joint Venture are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $10,000, as of September 30, 2011.
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
As of September 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2011	Undistributed Net Sale Proceeds as of September 30, 2011
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$—	—	$169,643	$—
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	—	—	1,079,364	—
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	—	—	438,374	—
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	•Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	—
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	—	—	3,635,454	—
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	—	—	16,841	—
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	—	—	5,028,105	—
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	—	—	4,156,572	—
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	—	—	237,542	—
14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	—	—	2,275,484	523,113
Total				$23,047,968	$424,857	—	$22,099,998	$523,113

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $523,000 to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
Results of Operations
Equity in Income of Joint Venture
Equity in income of Joint Venture increased from $54,529 for the three months ended September 30, 2010 to $72,837 for the three months ended September 30, 2011. The increase is primarily due to (i) an increase in rental income at the 305 Interlocken Parkway property as a result of the short-term lease extension with the sole tenant and (ii) a decrease in depreciation expense and amortization expense in connection with the expiration of the initial lease in place at the 305 Interlocken Parkway property.
Equity in income of Joint Venture remained relatively stable at $159,682 for the nine months ended September 30, 2010 and $156,558 for the nine months ended September 30, 2011.
We anticipate equity in income of Joint Venture to decline in the fourth quarter of 2011 as a result of the anticipated vacancy of the 305 Interlocken Building effective in November 2011.
Interest and Other Income
Interest and other income remained relatively stable at $318 for the three months ended September 30, 2010 and $328 for the three months ended September 30, 2011, and at $920 for the nine months ended September 30, 2010 and $1,039 for the nine months ended September 30, 2011.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sales proceeds distributions to the limited partners, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses decreased from $38,412 for the three months ended September 30, 2010 to $35,210 for the three months ended September 30, 2011, and from $149,995 for the nine months ended September 30, 2010 to $137,027 for the nine months ended September 30, 2011. The decreases for the three months and nine months ended September 30, 2011 are primarily attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VIII, L.P.

Exhibit Number		Description of Document

10.1		Amendment to Lease with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934