Form 10-Q
period 2013-06-30
WELLS REAL ESTATE FUND VIII LP
filed 2013-08-13
CIK 929920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Investment in joint venture	$2,031,935	$4,982,117
Cash and cash equivalents	5,610,727	1,721,154
Due from joint venture	—	32,804
Other assets	2,410	5,060
Total assets	$7,645,072	$6,741,135

Liabilities:
Accounts payable and accrued expenses	$5,440	$8,103
Due to affiliates	4,781	8,287
Total liabilities	10,221	16,390

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,949,979 units issued and outstanding	6,641,118	6,723,725
Class B – 253,287 units issued and outstanding	993,733	—
General partners	—	1,020
Total partners' capital	7,634,851	6,724,745
Total liabilities and partners' capital	$7,645,072	$6,741,135

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Venture	$(66,076)	$96,775	$1,007,235	$188,679

Interest and Other Income	2,415	260	2,739	521

General and Administrative Expenses	36,839	43,858	99,868	102,976
Net Income (Loss)	$(100,500)	$53,177	$910,106	$86,224

Net Income (Loss) Allocated To:
Class A Limited Partners	$—	$52,645	$(82,607)	$85,361
Class B Limited Partners	$(100,418)	$—	$993,733	$—
General Partners	$(82)	$532	$(1,020)	$863

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.00	$0.02	$(0.03)	$0.03
Class B	$(0.40)	$0.00	$3.92	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	2,949,979	2,949,979	2,949,979	2,949,979
Class B	253,287	253,287	253,287	253,287

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,949,979	$6,725,852	253,287	$—	$1,041	$6,726,893

Net loss	—	(2,127)	—	—	(21)	(2,148)
BALANCE, December 31, 2012	2,949,979	6,723,725	253,287	—	1,020	6,724,745

Net income (loss)	—	(82,607)	—	993,733	(1,020)	910,106
BALANCE, June 30, 2013	2,949,979	$6,641,118	253,287	$993,733	$—	$7,634,851

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$910,106	$86,224
Operating distributions received from the joint venture	32,804	203,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint venture	(1,007,235)	(188,679)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,650	(4,539)
Decrease in accounts payable and accrued expenses	(2,663)	(5,568)
Decrease in due to affiliates	(3,506)	(1,666)
Net cash (used in) provided by operating activities	(67,844)	89,701

Cash Flows from Investing Activities:
Net sale proceeds received from joint venture	4,318,951	—
Investment in joint venture	(361,534)	—
Net cash provided by investing activities	3,957,417	—
Net Increase in Cash and Cash Equivalents	3,889,573	89,701

Cash and Cash Equivalents, beginning of period	1,721,154	1,440,484
Cash and Cash Equivalents, end of period	$5,610,727	$1,530,185

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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

•
First, to all limited partners holding Class A Units on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership; and

•	Third, to the limited partners holding Class A Units on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.
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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the

Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held a direct interest for the three months and six months ended June 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$207,814	$(121,932)	$98,857	$1,348	$77,751	$(120,584)	$176,608

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$393,365	$(276,516)	$183,920	$2,114,646	$160,405	$1,838,130	$344,325
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$88,243	$2,026,403	$2,114,646	$160,405	$—	$160,405

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2012 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended December 31, 2012, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income (loss) of joint venture in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $0 and $17,694 for the three months ended June 30, 2013 and 2012, respectively, and $6,052 and $31,401 for the six months ended June 30, 2013 and 2012, respectively.

Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $15,063 and $21,287 payable to Wells Capital and Wells Management for the three months ended June 30, 2013 and 2012, respectively, and $33,784 and $46,540 for the six months ended June 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of June 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
Net Sale Proceeds Distribution
In June 2013, the General Partners announced their intention to distribute net sale proceeds of approximately $2,750,000 in November 2013 from the sales of 14079 Senlac Drive and the US Cellular Building to the limited partners of record as of September 30, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2013. Following such distribution, the General Partners intend to hold residual net sale proceeds in reserve in order to fund the Partnership's pro rata share of property operating costs, anticipated re-leasing costs and capital improvements at its remaining property. The General Partners continually monitor the operating and capital needs of the Partnership. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the eight properties in which we have held interests. On March 22, 2013, Fund VIII-IX Associates sold the US Cellular Building to West Terrace Drive Madison, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $4,319,000 and was allocated a gain of approximately $1,110,000. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The second quarter 2013 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term due to the current vacancy at our remaining property, 305 Interlocken Parkway, and our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs. Our General Partners have announced their intention to distribute net sale proceeds of approximately $2,750,000 in November 2013 from the sales of 14079 Senlac Drive and the US Cellular Building. However, our General Partners continually monitor our operating and capital needs. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners. We will also evaluate offers to sell our remaining property on an as-is basis. As of July 31, 2013, we owned an interest in one property.

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
Short-Term Liquidity
During the six months ended June 30, 2013, net cash outflows from operating activities were approximately $68,000 primarily due to (i) Fund VIII-IX Associates retaining its operating cash flow to fund re-leasing costs at the US Cellular Building, prior to its disposition, and property costs at 305 Interlocken Parkway as a result of the current vacancy, and (ii) funding our general and administrative expenses. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of property operating costs, tenant re-leasing costs and other capital improvements for our remaining property. We anticipate that operating distributions from Fund VIII-IX Associates may decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at the 305 Interlocken Parkway property.
During the six months ended June 30, 2013, we received net sale proceeds from the sale of the US Cellular Building of approximately $4,319,000. During the six months ended June 30, 2013, we invested approximately $362,000 in Fund VIII-IX Associates to (i) fund our pro rata share of tenant improvements at the US Cellular Building related to recent leasing activity, prior to its disposition and (ii) fund our pro rata share of operating expenses at the 305 Interlocken Parkway property.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $10,000, as of June 30, 2013.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund VIII-IX Associates once it is leased, and net proceeds generated from the sale of our remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund VIII-IX Associates. We expect to continue to use substantially all future net cash from operations, including future distributions received from Fund VIII-IX Associates, to fund (i) leasing costs and capital expenditures necessary to position our remaining property for sale and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
As of June 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2013	Undistributed Net Sale Proceeds as of June 30, 2013
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$—	—	$169,643	$—
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	—	—	1,079,364	—
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	—	—	438,374	—
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	—
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	—	—	3,635,454	—
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	—	—	16,841	—
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	—	—	5,028,105	—
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	—	—	4,156,572	—
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	—	—	237,542	—
14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	—	—	2,275,484	523,113
US Cellular Building (sold in 2013)	$7,881,771		54.8%	4,318,951	—	—	—	4,318,951
Total				$27,366,919	$424,857	—	$22,099,998	$4,842,064

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Our General Partners anticipate distributing net sale proceeds of approximately $2,750,000 in November 2013 from the sales of 14079 Senlac Drive and the US Cellular Building, as further discussed in the Commitments and Contingencies section.

Results of Operations
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2013
Equity in Income (Loss) of Joint Venture
Equity in income (loss) of Joint Venture decreased from income of $96,775 for the three months ended June 30, 2012 to a loss of $(66,076) for the three months ended June 30, 2013, primarily due to (i) the sale of the US Cellular Building in March 2013 and (ii) a decrease in rental and reimbursement income at the 305 Interlocken Parkway property as a result of the current vacancy. Absent leasing activity at our remaining property, we expect equity in loss of Fund VIII-IX Associates for future periods to remain at a similar level as compared to the second quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased from $43,858 for the three months ended June 30, 2012 to $36,839 for the three months ended June 30, 2013, primarily due to a decrease in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2013
Equity in Income (Loss) of Joint Venture
Equity in income of Joint Venture increased from $188,679 for the six months ended June 30, 2012 to $1,007,235 for the six months ended June 30, 2013, primarily due to the gain recognized on the sale of the US Cellular Building in March 2013, of which approximately $1,110,000 was allocated to the Partnership, partially offset by a decrease in rental and reimbursement income at the 305 Interlocken Parkway property as a result of the current vacancy. Absent leasing activity at our remaining property, we expect equity in income of Fund VIII-IX Associates for future periods to decline as a result of the disposition of the US Cellular Building in the first quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased from $102,976 for the six months ended June 30, 2012 to $99,868 for the six months ended June 30, 2013, primarily due to a decrease in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 5 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include our property management and leasing agreements and anticipated distributions of net sale proceeds.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 13, 2013		/s/ BRIAN M. DAVIS
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