Form 10-Q
period 2013-09-30
WELLS REAL ESTATE FUND VIII LP
filed 2013-11-12
CIK 929920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in joint venture	$1,960,945	$4,982,117
Cash and cash equivalents	5,578,285	1,721,154
Due from joint venture	—	32,804
Other assets	2,409	5,060
Total assets	$7,541,639	$6,741,135

Liabilities:
Accounts payable and accrued expenses	$2,986	$8,103
Due to affiliates	4,689	8,287
Total liabilities	7,675	16,390

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,949,979 units issued and outstanding	6,641,118	6,723,725
Class B – 253,287 units issued and outstanding	892,846	—
General partners	—	1,020
Total partners' capital	7,533,964	6,724,745
Total liabilities and partners' capital	$7,541,639	$6,741,135

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Venture	$(70,990)	$3,963	$936,245	$192,642

Interest and Other Income	2,497	260	5,236	781

General and Administrative Expenses	32,394	44,813	132,262	147,789
Net Income (Loss)	$(100,887)	$(40,590)	$809,219	$45,634

Net Income (Loss) Allocated To:
Class A Limited Partners	$—	$(40,184)	$(82,607)	$45,177
Class B Limited Partners	$(100,887)	$—	$892,846	$—
General Partners	$—	$(406)	$(1,020)	$457

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.00	$(0.01)	$(0.03)	$0.02
Class B	$(0.40)	$0.00	$3.53	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	2,949,979	2,949,979	2,949,979	2,949,979
Class B	253,287	253,287	253,287	253,287

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	2,949,979	$6,725,852	253,287	$—	$1,041	$6,726,893

Net loss	—	(2,127)	—	—	(21)	(2,148)
BALANCE, December 31, 2012	2,949,979	6,723,725	253,287	—	1,020	6,724,745

Net income (loss)	—	(82,607)	—	892,846	(1,020)	809,219
BALANCE, September 30, 2013	2,949,979	$6,641,118	253,287	$892,846	$—	$7,533,964

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$809,219	$45,634
Operating distributions received from the joint venture	32,804	387,681
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint venture	(936,245)	(192,642)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,651	(39)
Decrease in accounts payable and accrued expenses	(5,117)	(5,006)
(Decrease) increase in due to affiliates	(3,598)	260
Net cash (used in) provided by operating activities	(100,286)	235,888

Cash Flows from Investing Activities:
Net sale proceeds received from joint venture	4,318,951	—
Investment in joint venture	(361,534)	—
Net cash provided by investing activities	3,957,417	—
Net Increase in Cash and Cash Equivalents	3,857,131	235,888

Cash and Cash Equivalents, beginning of period	1,721,154	1,440,484
Cash and Cash Equivalents, end of period	$5,578,285	$1,676,372

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held a direct interest for the three months and nine months ended September 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$53,614	$(128,920)	$(56,633)	$(631)	$63,866	$(129,551)	$7,233

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$446,979	$(405,436)	$127,287	$2,114,015	$224,271	$1,708,579	$351,558
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Venture to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Venture are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$87,612	$2,026,403	$2,114,015	$224,271	$—	$224,271

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2012 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended December 31, 2012, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income (loss) of joint venture in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $0 and $13,433 for the three months ended September 30, 2013 and 2012, respectively, and $6,052 and $44,833 for the nine months ended September 30, 2013 and 2012, respectively.

Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $14,333 and $28,041 payable to Wells Capital and Wells Management for the three months ended September 30, 2013 and 2012, respectively, and $48,117 and $74,581 for the nine months ended September 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of September 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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
Distribution of Net Sale Proceeds
On November 1, 2013, net sale proceeds of approximately $2,750,000 from the sales of 14079 Senlac Drive and the US Cellular Building were distributed to the limited partners of record as of September 30, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2013. Accordingly, the General Partners have determined to hold residual net sale proceeds in reserve to fund the Partnership's pro rata share of anticipated re-leasing costs at the Partnership's remaining property.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the eight properties in which we have held interests. On September 25, 2013, Fund VIII-IX Associates entered into an agreement to sell our remaining asset, 305 Interlocken Parkway, to an unaffiliated third party, for a gross sales price of $6,100,000, exclusive of closing costs (the "Agreement"). The Agreement is subject to a 60-day due diligence period and a financing contingency which must be satisfied by November 30, 2013. The earnest money deposit of $150,000 will become non-refundable upon the expiration of the due diligence period and satisfaction of the aforementioned financing contingency. The Partnership expects the closing of this transaction to occur during the fourth quarter of 2013; however, there are no assurances regarding when or if this sale will be completed.
The third quarter 2013 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term due to the current vacancy at our remaining property, 305 Interlocken Parkway, and our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs should the transaction disclosed above not be completed as anticipated. On November 1, 2013, our General Partners distributed approximately $2,750,000 from the sales of 14079 Senlac Drive and the US Cellular Building.
Property Summary
As of October 31, 2013, we owned an interest in one property. As noted above under Portfolio Overview, we anticipate selling our remaining property in the fourth quarter of 2013, but as there are no assurances regarding when or if this sale will be completed, we will continue our leasing and marketing efforts.
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

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is currently vacant. On September 25, 2013, Fund VIII-IX Associates entered into an agreement to sell the 305 Interlocken Parkway property; however, there are no assurances regarding when or if this sale will be completed.

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
Short-Term Liquidity
During the nine months ended September 30, 2013, net cash outflows from operating activities were approximately $100,000 primarily due to (i) Fund VIII-IX Associates retaining its operating cash flow to fund re-leasing costs at the US Cellular Building, prior to its disposition, and property costs at 305 Interlocken Parkway as a result of the current vacancy, and (ii) funding our general and administrative expenses. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of property operating costs, tenant re-leasing costs and other capital improvements for our remaining property. We anticipate that operating distributions from Fund VIII-IX Associates will decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at the 305 Interlocken Parkway property should the anticipated disposition transaction not be completed as anticipated.
During the nine months ended September 30, 2013, we received net sale proceeds from the sale of the US Cellular Building of approximately $4,319,000. During the nine months ended September 30, 2013, we invested approximately $362,000 in Fund VIII-IX Associates to (i) fund our pro rata share of tenant improvements at the US Cellular Building related to recent leasing activity, prior to its disposition and (ii) fund our pro rata share of operating expenses at the 305 Interlocken Parkway property as a result of the current vacancy.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $8,000, as of September 30, 2013.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund VIII-IX Associates once it is leased, and net proceeds generated from the sale of our remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund

VIII-IX Associates. We expect to continue to use substantially all future net cash from operations, including future distributions received from Fund VIII-IX Associates, to fund (i) leasing costs and capital expenditures necessary to position our remaining property for sale should the anticipated disposition transaction not be completed as anticipated and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
As of September 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$—	—	$169,643	$—
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	—	—	1,079,364	—
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	—	—	438,374	—
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	—
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	—	—	3,635,454	—
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	—	—	16,841	—
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	—	—	5,028,105	—
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	—	—	4,156,572	—
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	—	—	237,542	—
14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	—	—	2,275,484	523,113
US Cellular Building (sold in 2013)	$7,881,771		54.8%	4,318,951	—	—	—	4,318,951
Total				$27,366,919	$424,857	—	$22,099,998	$4,842,064

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Our General Partners distributed net sale proceeds of approximately $2,750,000 in November 2013 from the sales of 14079 Senlac Drive and the US Cellular Building. Our General Partners have decided to reserve the remainder of the net sale proceeds at this time due to the current vacancy at our remaining property, 305 Interlocken Parkway, and our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs should the anticipated disposition transaction not be completed as anticipated.

Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Equity in Income (Loss) of Joint Venture
Equity in income (loss) of Joint Venture decreased from income of $3,963 for the three months ended September 30, 2012 to a loss of $(70,990) for the three months ended September 30, 2013, primarily due to the sale of the US Cellular Building in March 2013. Absent disposition or leasing activity at our remaining property, we expect equity in loss of Fund VIII-IX Associates for future periods to remain at a similar level as compared to the third quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased from $44,813 for the three months ended September 30, 2012 to $32,394 for the three months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013
Equity in Income of Joint Venture
Equity in income of Joint Venture increased from $192,642 for the nine months ended September 30, 2012 to $936,245 for the nine months ended September 30, 2013, primarily due to the gain recognized on the sale of the US Cellular Building in March 2013, of which approximately $1,110,000 was allocated to the Partnership, partially offset by a decrease in rental and reimbursement income at the 305 Interlocken Parkway property as a result of the current vacancy. Absent disposition or leasing activity at our remaining property, we expect equity in income of Fund VIII-IX Associates for future periods to decline as a result of the disposition of the US Cellular Building in the first quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased from $147,789 for the nine months ended September 30, 2012 to $132,262 for the nine months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Subsequent Event

On November 1, 2013, net sale proceeds of approximately $2,750,000 from the sales of 14079 Senlac Drive and the US Cellular Building were distributed to the limited partners of record as of September 30, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2013. Accordingly, the General Partners have determined to hold residual net sale proceeds in reserve to fund the Partnership's pro rata share of anticipated re-leasing costs at the Partnership's remaining property.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND VIII, L.P.

Exhibit Number	Description of Document

10.1	Purchase and Sale Agreement for the sale of the 305 Interlocken Parkway property

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.