Form 10-K
period 2013-12-31
WELLS REAL ESTATE FUND VIII LP
filed 2014-03-28
CIK 929920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on January 6, 1995 and terminated on January 4, 1996. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Class A Units and Class B Units held by non-affiliates as of June 30, 2013 was approximately 2,940,838 and 253,287, respectively.

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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to limited partners may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS.
General

Wells Real Estate Fund VIII, L.P. (the "Partnership," "we," "our," and "us") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the "General Partners"). Wells Capital, Inc. ("Wells Capital") serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A Units or Class B Units one time during each quarterly accounting period ("conversion elections"). Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change our business purpose or investment objectives; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of our assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

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

Operating Phases and Objectives
We typically operate in the following five life-cycle phases and, during which, typically focus on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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
The period during which we sell our real estate investments, distribute net sale proceeds to the partners, liquidate, and terminate the Partnership.

We are currently in the disposition-and-liquidation phase of our life cycle. On December 19, 2013, Fund VIII and Fund IX Associates sold 305 Interlocken Parkway to an unrelated third party for a gross sale price of $6.1 million. As a result of the sale, we received net sale proceeds of approximately $3.2 million and recognized a gain of approximately $1.2 million. With the completion of the sale of 305 Interlocken Parkway, we have sold all of the real estate assets in which we had owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
Employees

We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related

Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2013, 2012, and 2011.

Proxy to Liquidate

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, on the SEC's website, located at http://www.sec.gov. We maintain an Internet website, located at http://www.wellsref.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

ITEM 1A.	RISK FACTORS.
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
Our General Partners or their affiliates performed services for us in connection with the management and leasing of our former properties. Our affiliates received property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we owned. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for distributions to limited partners.
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
The amount available for distribution to our limited partners could be reduced if our expectations regarding wind down costs are inaccurate.

We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement in 2014.  Claims, liabilities and expenses from operations (such as administrative costs, all applicable taxes, legal and accounting fees and miscellaneous office expenses) will continue to be incurred as we seek to wind down our business. Our expectations regarding our expenses may be inaccurate. Any unexpected claims, liabilities or expenses, or any claims, liabilities or expenses that exceed our current estimates, could reduce the amount of cash available for ultimate distribution to our limited partners. If cash on hand is not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to make any liquidating distributions to our limited partners.

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
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of the properties we owned, nor do they necessarily represent the amount of net proceeds limited partners would receive in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the resulting value of our limited partnership units will naturally decline.
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
Our ability to carry out our current business objectives may be adversely affected by the winding down of WREF.

WREF is winding down its operations and, as a result, its workforce and available capital have been significantly reduced.  Accordingly, we may not be able to rely on our General Partners to allocate sufficient time and resources to our operations, which may adversely affect our ability to operate our business and continue our operations in the same manner as in the past.

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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Randy A. Simmons, and Parker Hudson, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel.

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
Overview
We owned indirect interests in all of our real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, we owned interests in the following joint venture (the "Joint Venture") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2013	2012	2011	2010	2009
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	Wells Real Estate Fund VIII, L.P. Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building(1) A four-story office building located in Madison, Wisconsin	—	80%	73%	73%	76%
			2. 305 Interlocken Parkway(2) A two-story office building located in Broomfield, Colorado	—	0%	100%	100%	100%
Wells Real Estate Fund IX, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

(1)	This property was sold in March 2013.

(2)	This property was sold in December 2013.

Property Descriptions
The properties in which we owned an interest through Fund VIII-IX Associates during the periods presented are further described below:

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. On March 22, 2013, Fund VIII-IX Associates sold the US Cellular Building to West Terrace Drive Madison, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As a result of the sale, we received net sale proceeds of approximately $4,319,000 and recognized a gain of approximately $1,110,000.

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. On December 19, 2013, Fund VIII-IX Associates sold 305 Interlocken Parkway to an unrelated third party for a gross sale price of $6,100,000, exclusive of closing costs. As a result of the sale, we received net sale proceeds of approximately $3,222,000 and recognized a gain of approximately $1,249,000.

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
Summary

As of February 28, 2014, 2,949,979 Class A Units and 253,287 Class B Units held by a total of 2,039 and 186 limited partners, respectively, were outstanding. The total number of Class B Units has decreased due to the rescission of certain units since the termination of the offering in 1996. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2014, we have returned capital in the form of distributions of net sale proceeds to our limited partners equal to, on average, $6.72 per Class A Unit and $14.57 per Class B Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

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

Our remaining properties were sold in 2013. The General Partners of the Partnership recently completed their estimated unit valuations based upon remaining cash reserves as of December 31, 2013. The General Partners have estimated our unit values to be approximately $1.85 per Class A Unit and $1.82 per Class B Unit. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. These estimates should not be viewed as an accurate reflection of the value of the limited partners units or for how much limited partners might be able to sell their units.

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

It should also be noted that as our properties were sold and the net proceeds from property sales were distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units naturally declined. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $6.72 per Class A Unit and $14.57 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

No operating cash distributions were paid to the limited partners holding Class A Units or Class B Units, or to the General Partners during the years ended December 31, 2013 or 2012.

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
During the years ended December 31, 2013 and 2012, we distributed net sale proceeds of approximately $2,750,000 and $0, respectively, to the limited partners holding Class A Units or Class B Units. No net sale proceeds distributions were paid to the General Partners during the years ended December 31, 2013 or 2012.

ITEM 6.	SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2013	2012	2011	2010	2009
Total assets	$5,954,902	$6,741,135	$6,742,805	$6,672,648	$6,925,165
Equity in income of Joint Ventures	$2,112,911	$187,079	$253,253	$195,670	$186,259
Net income (loss)	$1,944,088	$(2,148)	$78,055	$(5,451)	$10,549
Net income (loss) allocated to:
Class A Limited Partners	$468,517	$(2,127)	$77,017	$8,934	$351,015
Class B Limited Partners	$1,476,591	$—	$—	$(14,388)	$(340,466)
General Partners	$(1,020)	$(21)	$1,038	$3	$—
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$0.16	$—	$0.03	$—	$0.12
Class B	$5.83	$—	$—	$(0.06)	$(1.37)
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$0.06	$0.11
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Class A	$0.87	$—	$—	$—	$—
Class B	$0.73	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.

Overview
Portfolio Overview
We have transitioned into the disposition-and-liquidation phase of our life cycle. On March 22, 2013, Fund VIII-IX Associates sold the US Cellular Building to West Terrace Drive Madison, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As a result of the sale, we received net sale proceeds of approximately $4,319,000 and recognized a gain of approximately $1,110,000. On December 19, 2013, Fund VIII-IX Associates sold 305 Interlocken Parkway to an unrelated third party for a gross sale price of $6,100,000, exclusive of closing costs. As a result of the sale, we received net sale proceeds of approximately $3,222,000 and recognized a gain of approximately $1,249,000. With the completion of the sale of 305 Interlocken Parkway, we have sold all of the real estate assets in which we had owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership.
The fourth quarter 2013 operating distributions to limited partners were reserved. On November 1, 2013, our General Partners distributed approximately $2,750,000 from the sales of 14079 Senlac Drive and the US Cellular Building. The General Partners have declared a net sale proceeds distribution of approximately $5,314,000 to be paid to limited partners in April 2014. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the second quarter of 2014.
Property Summary
Following the sale of 305 Interlocken Parkway in December 2013, we have now sold all of the real estate assets in which we had owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership, which is expected to occur in the second quarter of 2014.
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

•	The CH2M Hill Building was sold on December 7, 2005.

•	The BellSouth Building was sold on May 15, 2006.

•	The 14079 Senlac Drive property was sold on November 29, 2007.

•	The US Cellular Building was sold on March 22, 2013.

•	The 305 Interlocken Parkway property was sold on December 19, 2013.
General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S real gross domestic product (“real GDP”), the U.S. economy increased by 1.9% in 2013, according to estimates,  compared to an increase of 2.8% in 2012. The growth of the U.S. economy in 2013 primarily reflected positive contributions from personal consumption expenditures, exports, residential fixed investment, nonresidential fixed investment, and private inventory investment that were partly offset by a negative contribution from federal government spending. While there are still challenges, management believes the U.S. economic indicators across the board, including employment, output and housing, point to sustained growth and continued recovery at a moderate pace. Given the improving economic data observed at the end of 2013, we are cautiously optimistic that 2014 will deliver a real GDP growth number above 2% and that job growth will accelerate.

Real estate market fundamentals underlying the U.S. office markets mirrored the overall U.S. economy, displaying signs of broader, more consistent growth and modest improvements in the major indicators in 2013. Net absorption was 15.6 million square feet in the fourth quarter and 51.6 million square feet for the year, which is a slight increase as compared to the 50.1 million square feet of net absorption in 2012. More than 80% of metropolitan areas experienced occupancy gains in both 2012 and 2013. As a result of the additional space absorbed, vacancy levels declined to 12.1% in the fourth quarter of 2013, an improvement from a 12.7% vacancy rate at the end of 2012, with 48 out of 82 metropolitan areas (59%) showing declines in vacancy rates. Although vacancy is currently lower than its recessionary peak, it remains slightly higher than its historical average. With vacancy declining in the majority of areas of the country, rental rates are beginning to trend upward and, despite a recent trend towards office space efficiency, demand for office space exceeded new supply for the second straight year. Approximately 82% of markets displayed higher rent in the fourth quarter of 2013 compared to the fourth quarter of 2012 with average quoted rental rates of the total office market seeing an increase from $23.12 per square foot to $23.69 per square foot over this period. Similar to 2012, of the total net absorption in 2013, almost two-thirds occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants. Economic prospects throughout the country have improved with more industries and more markets participating in the recovery, something not seen from 2010 through 2012. Early 2014 economic indicators are suggesting another year of at least modest growth.

The upward trend in transaction volume continued for office properties in 2013. The fourth quarter of 2013 marked the best fourth quarter performance for the office sector since the 2007 peak year with sales volume for office transactions of approximately $44.0 billion. U.S. office transaction volumes increased 45% in the fourth quarter of 2013 and 36% for the full year in 2013 as compared to the same respective periods in 2012. As the economic recovery extends across assets and markets, competition remained strong in secondary markets, while high-end deals continued to contribute  significantly to stronger primary market activity during the fourth quarter of 2013. Office transaction volumes continued to grow in secondary markets, which contributed approximately 40% of the investment sales activity for the year. As we enter 2014, we expect the investment sales momentum seen in 2013 to continue, with estimated growth in office investment sales volume to exceed 20% for the year.

Job growth was positive in 2013, with the unemployment rate declining from 7.9% at the beginning of the year to 6.7% at the end of the year. Essential to the commercial real estate sector, office-using employment continues to improve with the U.S. creating 721,000 office-using jobs in 2013, up from 696,000 in 2012 and 570,000 in 2011.

Liquidity and Capital Resources
Overview
Our operating strategy has entailed funding expenditures related to the recurring operations of Fund VIII-IX Associates' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that would have been required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows were generally considered available for distribution to the Class A limited partners and, unless reserved, were generally paid quarterly. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.
Short-Term Liquidity
During the year ended December 31, 2013, net cash outflows from operating activities were approximately $123,000 primarily due to (i) Fund VIII-IX Associates retaining its operating cash flow to fund re-leasing costs at the US Cellular Building, prior to its disposition, and property operating costs at 305 Interlocken Parkway, which was vacant prior to disposition, and (ii) funding our general and administrative expenses.
During the year ended December 31, 2013, we received net sale proceeds from the sale of the US Cellular Building of approximately $4,319,000 and from the sale of 305 Interlocken Parkway of approximately $3,222,000. During the year ended December 31, 2013, we invested approximately $446,000 in Fund VIII-IX Associates to (i) fund our pro rata share of tenant improvements at the US Cellular Building related to recent leasing activity, prior to its disposition and (ii) fund our pro rata share of property operating expenses at 305 Interlocken Parkway property which was vacant prior to its disposition.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $36,000, as of December 31, 2013. We anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the second quarter of 2014.
Long-Term Liquidity
We have sold all of the real estate assets in which we had owned interests and do not anticipate acquiring additional properties. As a result of the sale of the last remaining real estate asset in which we held an interest in December 2013, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.

Capital Resources
As of December 31, 2013, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2013	Undistributed Net Sale Proceeds as of December 31, 2013
					Amount	Purpose
Tanglewood Commons Outparcel (sold in 2002)	$524,398		32.4%	$169,643	$—	—	$169,643	$—
Hannover Center (sold in 2004)	$1,703,431		63.4%	1,079,364	—	—	1,079,364	—
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	54.8%	438,374	—	—	438,374	—
15253 Bake Parkway (sold in 2004)	$11,892,035		46.1%	5,487,476	424,857	Re-leasing 15253 Bake Parkway (2004) and the CH2M Hill Building (2005)	5,062,619	—
Tanglewood Commons shopping center (sold in 2005)	$11,236,283		32.4%	3,635,454	—	—	3,635,454	—
Tanglewood Commons land condemnation (sold in 2005)	$52,050		32.4%	16,841	—	—	16,841	—
CH2M Hill Building (sold in 2005)	$7,935,259		63.4%	5,028,105	—	—	5,028,105	—
BellSouth Building (sold in 2006)	$12,846,928		32.4%	4,156,572	—	—	4,156,572	—
Tanglewood Commons outparcels (sold in 2007)	$734,184		32.4%	237,542	—	—	237,542	—
14079 Senlac Drive (sold in 2007)	$5,107,237		54.8%	2,798,597	—	—	2,798,597	—
US Cellular Building (sold in 2013)	$7,881,771		54.8%	4,318,951	—	—	2,226,888	2,092,063
305 Interlocken Parkway (sold in 2013)	$5,880,340		54.8%	3,222,232	—	—	—	3,222,232
Total				$30,589,151	$424,857	—	$24,849,999	$5,314,295

(1)	The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Our General Partners distributed net sale proceeds of approximately $2,750,000 in November 2013 from the sales of 14079 Senlac Drive and the US Cellular Building. The General Partners have declared a net sale proceeds distribution of approximately $5,314,000 to be paid to limited partners in April 2014. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the second quarter of 2014.

Results of Operations

Comparison of the year ended December 31, 2012 vs. the year ended December 31, 2013
Equity in income of Joint Venture increased from $187,079 for the year ended December 31, 2012 to $2,112,911 for the year ended December 31, 2013, primarily due to (i) the gain recognized on the sale of the US Cellular Building in March 2013, of which approximately $1,110,000 was recognized by Partnership and (ii) the gain recognized on the sale of the 305 Interlocken Parkway property, of which approximately $1,249,000 was recognized by the Partnership, partially offset by (iii) a decrease in rental and reimbursement income at the 305 Interlocken Parkway property as a result of the vacancy prior to the sale.
General and administrative expenses decreased from $190,277 for the year ended December 31, 2012 to $175,642 for the year ended December 31, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the year ended December 31, 2011 vs. the year ended December 31, 2012
Equity in income of Joint Venture decreased from $253,253 for the year ended December 31, 2011 to $187,079 for the year ended December 31, 2012. The decrease is primarily attributable to the decrease in rental and reimbursement income at the 305 Interlocken Parkway Building as a result of vacancy.
General and administrative expenses increased from $176,498 for the year ended December 31, 2011 to $190,277 for the year ended December 31, 2012. The increase is primarily due to (i) an increase in administrative reimbursement costs allocated to the Partnership in the third quarter of 2012 and (ii) an increase in administrative costs related to reporting and regulatory requirements.
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
Investment in Real Estate Assets
We were required to make subjective assessments as to the useful lives of our depreciable assets. We considered the period of future benefit of the assets to determine the appropriate useful lives. These assessments had a direct impact on net income. The estimated useful lives of the Joint Venture's assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
In the event that the Joint Venture utilized inappropriate useful lives or methods of depreciation, our net income would have been misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Ventures were not recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets were not recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, did not exceed the respective assets’ carrying values, we adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest Risks" in Item 1A of this report.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 9 of our accompanying financial statements for further explanations.

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
Our financial statements and supplementary data are detailed under Item 15-(a) and filed as part of this report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent registered public accounting firm during the years ended December 31, 2013 and 2012.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act, as of December 31, 2013. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria and, therefore, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Partners
The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates previously served as the advisor to Signature Office Income REIT (formerly Wells Core Office Income REIT, Inc.), CatchMark Timber Trust, Inc. (formerly Wells Timberland REIT, Inc.), and Columbia Property Trust (formerly Wells Real Estate Investment Trust II, Inc.), and Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc) (collectively, the "Wells REITs"). In these capacities, Wells Capital performs certain services for Wells Public Partnerships, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital previously performed these services for the Wells REITs. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III
Mr. Wells, 70, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, one of our General Partners. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; Wells Investment Securities, Inc.; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells was the president and Chairman of the Board of Signature Office REIT, Inc. from July 2007 to December 31, 2013. Mr Wells also served as a director of Columbia Property Trust, Inc. ("Columbia") from 2003 through May 2012 and as president of Columbia from July 2003 through July 2010. He served as the president of CatchMark Timber Trust, Inc. ("CatchMark") from September 2005 through December 2013 and as a director of Catchmark from September 2005 to June 2007 and from March 2012 through December 2013. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont Office Realty Trust, Inc.
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
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the report on a timely basis in 2013.

Financial Oversight Committee

We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Randy A. Simmons as the Principal Financial Officer; Parker Hudson as the Senior Vice President of Wells Capital; and Kerianne Maloney as Senior Vice President. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2014.

(b)	Set forth below is the security ownership of management as of February 28, 2014.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	9,140.881 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 4,140.881 Class A Units through an individual retirement account and 5,000 Class A Units through Wells Capital.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are described below:
Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sale proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2013.
Management and Leasing Fees

We entered into a property management and leasing agreement, and Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $6,052, $55,345, and $73,468 for the years ended December 31, 2013, 2012, and 2011, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $62,860, $98,576, and $86,611 payable to Wells Capital and Wells Management for the years ended December 31, 2013, 2012, and 2011, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area, or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2013, 2012, and 2011.
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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to the us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit Fees	$42,283	$39,429
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$42,283	$39,429

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

During the fiscal years ended December 31, 2013 and 2012, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND VIII, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 28, 2014		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO 2013 FORM 10-K
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
*3.1
Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. dated January 6, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, Commission File No. 000-27888)

*3.2
Certificate of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3(b) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*3.3
Amendment to Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund VIII, L.P. (Exhibit 3.1 to Form 8-K of Wells Real Estate Fund VIII, L.P. filed on January 25, 2007, Commission File No. 000-27888)

*10.1
Management Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, Commission File No. 000-27888)

*10.2
Leasing and Tenant Coordinating Agreement dated January 6, 1995, between Wells Real Estate Fund VIII, L.P. and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, Commission File No. 000-27888)

*10.3
Custodial Agency Agreement dated November 15, 1994, between Wells Real Estate Fund VIII, L.P. and NationsBank of Georgia, N.A. (Exhibit to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1995, Commission File No. 000-27888)

*10.4
Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.5
Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.6
Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.7
Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.8
Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.9
First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.10
Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10 (ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.11
Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10 (ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.12
Agreement for the Purchase and Sale of Property with Orix Prime West Bloomfield II Venture dated February 5, 1997 (Exhibit 10 (mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.13
First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 000-27888)

*10.14
Second Amendment to Lease Agreement with United States Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2006, Commission File No. 000-27888)

*10.15
Amendment to Lease with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-27888)

*10.16
Sixth Amendment to Lease Agreement with United States Cellular Operating Company for the US Cellular Building (Exhibit 10.24 to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-27888)

*10.17
Purchase and Sale Agreement for the sale of the US Cellular Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2012, Commission File No. 000-027888)

*10.18
Purchase and Sale Agreement for the sale of the 305 Interlocken Parkway property (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2013, Commission File No. 000-027888)

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

WELLS REAL ESTATE FUND VIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund VIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund VIII, L.P. (the "Partnership") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund VIII, L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

WELLS REAL ESTATE FUND VIII, L.P.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Investment in joint venture	$—	$4,982,117
Cash and cash equivalents	5,942,865	1,721,154
Due from joint venture	—	32,804
Other assets	12,037	5,060
Total assets	$5,954,902	$6,741,135

Liabilities:
Accounts payable and accrued expenses	$31,508	$8,103
Due to affiliates	4,562	8,287
Total liabilities	36,070	16,390

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 2,949,979 units issued and outstanding	4,626,165	6,723,725
Class B – 253,287 units issued and outstanding	1,292,667	—
General partners	—	1,020
Total partners' capital	5,918,832	6,724,745
Total liabilities and partners' capital	$5,954,902	$6,741,135

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
Equity in Income of Joint Venture	$2,112,911	$187,079	$253,253

Interest and Other Income	6,819	1,050	1,300

General and Administrative Expenses	175,642	190,277	176,498
Net Income (Loss)	$1,944,088	$(2,148)	$78,055

Net Income (Loss) Allocated To:
Class A Limited Partners	$468,517	$(2,127)	$77,017
Class B Limited Partners	$1,476,591	$—	$—
General Partners	$(1,020)	$(21)	$1,038

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.16	$0.00	$0.03
Class B	$5.83	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	2,949,979	2,949,979	2,949,979
Class B	253,287	253,287	253,287

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012, AND 2011

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	2,949,979	$6,648,835	253,287	$—	$3	$6,648,838

Net income	—	77,017	—	—	1,038	78,055
BALANCE, December 31, 2011	2,949,979	6,725,852	253,287	—	1,041	6,726,893

Net loss	—	(2,127)	—	—	(21)	(2,148)
BALANCE, December 31, 2012	2,949,979	6,723,725	253,287	—	1,020	6,724,745

Net income (loss)	—	468,517	—	1,476,591	(1,020)	1,944,088
Distributions of net sale proceeds ($0.87 and $0.73 per weighted-average Class A Unit and Class B Unit, respectively)		(2,566,077)		(183,924)		(2,750,001)
BALANCE, December 31, 2013	2,949,979	$4,626,165	253,287	$1,292,667	$—	$5,918,832

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$1,944,088	$(2,148)	$78,055
Operating distributions received from the joint venture	32,804	471,959	624,357
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in income of joint venture	(2,112,911)	(187,079)	(253,253)
Changes in assets and liabilities:
Increase in other assets	(6,977)	(2,540)	(2,520)
Increase (decrease) in accounts payable and accrued expenses	23,405	179	(6,669)
(Decrease) increase in due to affiliates	(3,725)	299	(1,229)
Net cash (used in) provided by operating activities	(123,316)	280,670	438,741

Cash Flows from Investing Activities:
Net sale proceeds received from joint venture	7,541,183	—	—
Investment in joint venture	(446,155)	—	—
Net cash provided by investing activities	7,095,028	—	—

Cash Flows from Financing Activities:
Distribution of net sale proceeds to limited partners	(2,750,001)	—	—
Net Increase in Cash and Cash Equivalents	4,221,711	280,670	438,741

Cash and Cash Equivalents, beginning of year	1,721,154	1,440,484	1,001,743
Cash and Cash Equivalents, end of year	$5,942,865	$1,721,154	$1,440,484

See accompanying notes.

WELLS REAL ESTATE FUND VIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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
The Partnership owns indirect interests in all of its real estate assets through a joint venture with an entity affiliated with the General Partners. During the periods presented, the Partnership owned an interest in the following joint venture (the "Joint Venture") and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
Fund VIII and Fund IX Associates ("Fund VIII-IX Associates" or the "Joint Venture")	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building(1) A four-story office building located in Madison, Wisconsin 2. 305 Interlocken Parkway(2) A two-story office building located in Broomfield, Colorado

(1)	This property was sold in March 2013.

(2)	This property was sold in December 2013.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures were not recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of real estate assets were not recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership could have assigned an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls was based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considered factors specific to the asset or liability.
Cash and Cash Equivalents
The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and consist of investments in money market accounts.
Other Assets
Other assets are comprised of prepaid expenses and the Partnership's pro rata share of receivables assumed in connection with the liquidation of the Joint Venture. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

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
Recent Accounting Pronouncement
In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 was effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2012 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended December 31, 2012, which is attributable to the Partnership.
Summary of Investments
The Partnership's investments and approximate ownership percentage in the Joint Venture as of December 31, 2013 and 2012 are summarized below:

	2013		2012
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$—	54.8%	$4,982,117	54.8%

Summary of Activity
Rollforwards of the Partnership's investment in the Joint Venture for the years ended December 31, 2013 and 2012 are presented below:

	2013	2012
Investment in Joint Venture, beginning of year	$4,982,117	$5,139,246
Equity in income of Joint Venture	2,112,911	187,079
Contributions to Joint Venture	446,155	—
Distributions from Joint Venture	(7,541,183)	(344,208)
Investment in Joint Venture, end of year	$—	$4,982,117

Summary of Financial Information
Condensed financial information for the Joint Venture in which the Partnership held an interest as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$9,456,156	$—	$364,178	$—	$9,091,978

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
	Years ended December 31,			Years ended December 31,			Years ended December 31,			Years ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Fund VIII-IX Associates	$—	$—	$—	$(38,384)	$(27,758)	$(25,124)	$3,894,293	$369,164	$487,293	$3,855,909	$341,406	$462,169

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by Fund VIII-IX Associates are provided below:

	December 31, 2013			December 31, 2012			December 31, 2011
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$(411,768)	$4,306,061	$3,894,293	$369,164	$—	$369,164	$487,293	$—	$487,293

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Partnership's properties owned through the Joint Venture, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees were paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $6,052, $55,345, and $73,468 for the years ended December 31, 2013, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $62,860, $98,576, and $86,611 payable to Wells Capital and Wells Management for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2013 and 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. As of December 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

6.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net income (loss) to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Financial statement net income (loss)	$1,944,088	$(2,148)	$78,055
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(31,472)	(51,170)	(18,281)
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	(143,817)	(38,368)	133,398
Gain on sale for financial reporting purposes greater than amounts for income tax purposes	(1,546,435)	—	—
Other	(40,403)	(1,522)	(41,004)
Income tax basis net income	$181,961	$(93,208)	$152,168

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Financial statement partners' capital	$5,918,832	$6,724,745	$6,726,893
Increase (decrease) in partners' capital resulting from:
Accumulated meals and entertainment	385	385	385
Accumulated penalties	107	107	107
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	3,486	3,486	3,486
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,950,113	3,981,585	4,032,755
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,774,787	4,774,787	4,774,787
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	87,523	87,523	87,523
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(299,186)	(155,369)	(117,001)
Other	(297,826)	(257,423)	(255,901)
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(3,306,159)	(1,759,724)	(1,759,724)
Income tax basis partners' capital	$10,832,062	$13,400,102	$13,493,310

7.	QUARTERLY RESULTS (UNAUDITED)
A summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012 is presented below:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint venture	$1,073,311	$(66,076)	$(70,990)	$1,176,666
Interest and other income	$324	$2,415	$2,497	$1,583
Net income (loss)	$1,010,606	$(100,500)	$(100,887)	$1,134,869
Net income (loss) allocated to:
Class A limited partners	$(82,607)	$—	$—	$551,124
Class B limited partners	$1,094,151	$(100,418)	$(100,887)	$583,745
General partners	$(938)	$(82)	$—	$—
Net income (loss) per weighted-average limited partner unit outstanding:
Class A	$(0.03)	$—	$—	$0.19
Class B(a)	$4.32	$(0.40)	$(0.40)	$2.30
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$0.87
Class B	$—	$—	$—	$0.73

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint venture	$91,904	$96,775	$3,963	$(5,563)
Interest and other income	$261	$260	$260	$269
Net income (loss)	$33,047	$53,177	$(40,590)	$(47,782)
Net income (loss) allocated to:
Class A limited partners	$32,716	$52,645	$(40,184)	$(47,304)
Class B limited partners	$—	$—	$—	$—
General partners	$331	$532	$(406)	$(478)
Net income (loss) per weighted-average limited partner unit outstanding:
Class A	$0.01	$0.02	$(0.01)	$(0.02)
Class B	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted-average limited partner unit outstanding:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

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

8.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2013, 2012, and 2011 are composed of the following items:

	2013	2012	2011
Salary reimbursements	$62,860	$98,576	$86,611
Independent accounting fees	32,322	25,551	25,116
Printing expenses	28,018	28,781	35,425
Other professional fees	22,996	12,290	1,884
Transfer agent fees	11,803	2,914	—
Postage and delivery expenses	9,872	13,295	11,427
Computer costs	3,136	2,894	2,695
Legal fees	3,127	4,094	10,969
Filing fees	1,345	1,223	1,394
Bank service charges	384	438	967
Taxes and licensing fees	(221)	221	10
Total general and administrative costs	$175,642	$190,277	$176,498

9.	COMMITMENTS AND CONTINGENCIES
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the "Joint Venture") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation. These financial statements and financial statement Schedule III are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule III based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$—	$1,825,673
Building and improvements, less accumulated depreciation of $0 and $6,717,991 at December 31, 2013 and 2012, respectively	—	6,711,676
Total real estate assets	—	8,537,349

Cash and cash equivalents	—	481,910
Tenant receivables	—	273,917
Deferred leasing costs, less accumulated amortization of $0 and $687,762 at December 31, 2013 and 2012, respectively	—	148,440
Other assets	—	14,540
Total assets	$—	$9,456,156

Liabilities:
Accounts payable and accrued expenses	$—	$190,243
Accrued deferred leasing costs	—	73,240
Due to affiliate	—	3,820
Deferred income	—	37,009
Partnership distributions payable	—	59,866
Total liabilities	—	364,178

Partners' Capital:
Wells Real Estate Fund VIII, L.P.	—	4,982,112
Wells Real Estate Fund IX, L.P.	—	4,109,866
Total partners' capital	—	9,091,978
Total liabilities and partners' capital	$—	$9,456,156

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Expenses:
General and administrative	$38,384	$27,758	$25,124
Total expenses	38,384	27,758	25,124
Loss from Continuing Operations	(38,384)	(27,758)	(25,124)
Discontinued Operations:
Operating income (loss)	(411,768)	369,164	487,293
Gain on sale of real estate assets	4,306,061	—	—
Income from Discontinued Operations	3,894,293	369,164	487,293
Net Income	$3,855,909	$341,406	$462,169

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012, AND 2011

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners' Capital
Balance, December 31, 2010	$5,524,701	$4,557,462	$10,082,163

Net income	253,253	208,916	462,169
Partnership distributions	(638,713)	(526,892)	(1,165,605)
Balance, December 31, 2011	5,139,241	4,239,486	9,378,727

Net income	187,079	154,327	341,406
Partnership distributions	(344,208)	(283,947)	(628,155)
Balance, December 31, 2012	4,982,112	4,109,866	9,091,978

Net income	2,112,911	1,742,998	3,855,909
Partnership contributions	446,160	368,064	814,224
Partnership distributions	(7,541,183)	(6,220,928)	(13,762,111)
Balance, December 31, 2013	$—	$—	$—

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$3,855,909	$341,406	$462,169
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on sale of real estate assets	(4,306,061)	—	—
Depreciation	151,021	346,831	406,851
Amortization	11,816	144,923	156,521
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(96,389)	(72,535)	140,018
Decrease (increase) in other assets	14,540	(11,371)	593
Decrease in accounts payable and accrued expenses	(190,243)	(75,251)	(7,249)
Decrease in due to affiliate	(3,820)	(7,507)	(1,976)
(Decrease) increase in deferred income	(37,009)	(178,265)	14,341
Net cash (used in) provided by operating activities	(600,236)	488,231	1,171,268

Cash Flows From Investing Activities:
Net proceeds from the sale of real estate assets	13,762,111	—	—
Investment in real estate assets	(592,801)	—	—
Payment for deferred leasing costs	(43,231)	(78,757)	(28,366)
Net cash provided by (used in) investing activities	13,126,079	(78,757)	(28,366)

Cash Flows From Financing Activities:
Net sale proceeds distributions to joint venture partners	(13,762,111)	—	—
Operating distributions to joint venture partners in excess of accumulated earnings	(59,866)	(861,290)	(1,139,408)
Contributions from joint venture partners	814,224	—	—
Net cash used in financing activities	(13,007,753)	(861,290)	(1,139,408)
Net (Decrease) Increase In Cash And Cash Equivalents	(481,910)	(451,816)	3,494

Cash And Cash Equivalents, beginning of year	481,910	933,726	930,232
Cash And Cash Equivalents, end of year	$—	$481,910	$933,726

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$—	$59,866	$293,001
Accrued deferred leasing costs	$—	$73,240	$—

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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
On June 15, 2000, the Joint Venture entered into a joint venture with Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P., to form Fund VIII-IX-REIT Joint Venture. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. During 2000, the Joint Venture contributed, at cost, 15253 Bake Parkway to Fund VIII-IX-REIT Joint Venture, and Piedmont OP contributed approximately $1,300,000 to fund building improvements. On December 2, 2004, Fund VIII-IX-REIT Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $10,014,000 and recognized a gain of approximately $2,301,000. During the third quarter of 2006, Fund VIII-IX-REIT Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Joint Venture was terminated in March 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
On November 29, 2007, the Joint Venture sold 14079 Senlac Drive to an unrelated third party for a gross selling price of approximately $5,410,000. As a result of the sale, the Joint Venture recognized a gain of approximately $1,905,000 and received net sale proceeds of approximately $5,107,000.
On March 22, 2013, the Joint Venture sold the US Cellular Building to West Terrace Drive Madison, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As a result of the sale, the Joint Venture received net sale proceeds of approximately $7,882,000 and recognized a gain of approximately $2,026,000.

On December 19, 2013, Fund VIII-IX Associates sold 305 Interlocken Parkway to an unrelated third party for a gross sale price of $6,100,000, exclusive of closing costs. As a result of the sale, the Joint Venture received net sale proceeds of approximately $5,880,000 and recognized a gain of approximately $2,280,000.

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

Real Estate Assets
Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.
The Joint Venture's real estate assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned by the Joint Venture were not recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets were not recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, did not exceed the respective assets’ carrying values, management adjusted the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture could have assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls was based on the lowest level input that was significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability.
Cash and Cash Equivalents
The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included cash and short-term investments. Short-term investments were stated at cost, which approximated fair value, and consisted of investments in money market accounts.

Tenant Receivables
Tenant receivables were comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximated fair value. Management assessed the collectibility of tenant receivables on an ongoing basis and provided for allowances as such balances, or portions thereof, became uncollectible. No such allowances were recorded as of December 31, 2012.
Deferred Leasing Costs, net
Deferred lease costs may have included (i) costs incurred to procure leases, which were capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that were recoverable from tenants under the terms of the existing leases; such costs were capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs were written-off to lease termination expense.
Other Assets
Other assets were comprised of prepaid expenses. Management assessed the collectibility of other assets on an ongoing basis and provided for allowances as such balances, or portions thereof, became uncollectible. Prepaid expenses were recognized as the related services were provided. Balances without a future economic benefit were written off as they were identified. No such allowances were recorded as of December 31, 2012.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, respectively, for the years ended December 31, 2013 or 2012. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost was incurred and were billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Joint Venture had satisfied all obligations under the related lease or lease termination agreement.
The Joint Venture recorded the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VIII and Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
Recent Accounting Pronouncement
In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Joint Venture beginning on January 1, 2014. The Joint Venture expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management received compensation for the management and leasing of the Joint Venture's properties. The Joint Venture generally paid Wells Management fees equal to (a) 3% of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred management and leasing fees that were payable to Wells Management of $11,044, $100,995 and $134,065 respectively.
Administrative Reimbursements
Wells Management performed certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred administrative expenses of $6,597, $17,213 and $17,512, respectively, payable to Wells Management for these services.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2013 and 2012 represents amounts due to Wells Management for the following items:

	2013	2012
Property management fees	$—	$2,656
Administrative reimbursements	—	1,164
	$—	$3,820

4.	RENTAL INCOME
Two tenants generated approximately 98% and 2% of contractual rental income for the year ended December 31, 2013.

5. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the US Cellular Building, which was sold on March 22, 2013, and the 305 Interlocken Building, which was sold on December 19, 2013, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ending December 31, 2013, 2012, and 2011 are presented below:

	2013	2012	2011
Revenues:
Rental income	$203,114	$1,163,448	$1,287,936
Tenant reimbursements	89,692	666,498	752,229
Interest and other income	35	38,899	—
Total revenues	292,841	1,868,845	2,040,165

Expenses:
Property operating costs	461,614	828,922	787,113
Management and leasing fees:
Related-party	11,044	100,995	134,065
Other	19,650	25,516	25,508
Depreciation	151,021	346,831	406,851
Amortization	7,355	91,393	102,991
General and administrative	53,925	106,024	96,344
Total expenses	704,609	1,499,681	1,552,872

Operating income (loss)	(411,768)	369,164	487,293
Gain on sale of real estate assets	4,306,061	—	—
Income from discontinued operations	$3,894,293	$369,164	$487,293

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2013

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2010	$15,829,814	$6,538,783

Additions	—	406,851
Dispositions	(574,474)	(574,474)
BALANCE AT DECEMBER 31, 2011	15,255,340	6,371,160

Additions	—	346,831
BALANCE AT DECEMBER 31, 2012	15,255,340	6,717,991

Additions	592,801	151,021
Dispositions	(15,848,141)	(6,869,012)
BALANCE AT DECEMBER 31, 2013	$—	$—